Form 10KSB
period 2001-04-30
MASS MEGAWATTS POWER INC
filed 2001-08-20
CIK 1117228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  TRANSITION  PERIOD  FROM  __________  TO  __________

                          Commission File No. 000-32465

                           MASS MEGAWATTS POWER, INC.
                           --------------------------
           (Exact name of the registrant as specified in its charter)

          Massachusetts                                  04-3402789
          -------------                                   ---------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation  of  organization)

11 Maple Avenue, Shrewsbury, Massachusetts.                   01545
------------------------------------------                    -----
(Address of Principal Executive Offices)                    (Zip Code)

          Issuer's telephone number, including area code (508) 751-5432

          Securities registered under 12(b) of the Exchange Act: None

          Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)
Check whether to issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

Yes  X  No
    ---    ---

The  issuer's  revenues were less than $1,962 for the year ended April 30, 2001.

The aggregate market value of the Company's common stock held by non-affiliates was approximately $460,537 based on the price of the shares sold to non-affiliates on or around July 24, 2001. The number of shares held by non-affiliates was 203,683.

                           MASS MEGAWATTS POWER, INC.
                               FORM 10-KSB - Index
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

PART  I                                                                     Page

Item  1.  Description  of  Business.                                          3

Item  2.  Description  of  Property.                                         11

Item  3.  Legal  Proceedings.                                                12

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       12

PART  II

Item  5.  Market  for  Common  Equity  and  Related Stockholders Matters.    12

Item  6.  Management's  Discussion  and  Analysis  or  Plan of Operation.    12

Item  7.  Financial  Statements.                                             13

Item  8.  Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosures.                                            13


PART  III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section  16(a) of  the  Exchange  Act.             14

Item  10. Executive  Compensation.                                           17

Item  11. Security Ownership of Certain Beneficial Owners and Management.    17

Item  12. Certain  Relationships  and  Related  Transactions.                18

PART  IV

Item  13. Exhibits  and  Reports  on  Form  8-K.                             18

Signatures


Item  1.  Description  of  Business.

     Mass Megawatts Power Inc., a Massachusetts corporation, ("Mass Megawatts" or the "Company") is in the business of producing wind turbines and selling wind generated electricity. The Company was organized under the laws of the Commonwealth of Massachusetts on May 27, 1997. Mass Megawatts Power, Inc.
changed  its  name  from  Mass  Megawatts,  Inc.  on  January  2,  2001.

     There has been no bankruptcy, receivership or proceeding in the Company's history. No event has occurred involving material reclassification, merger, consolidation, or significant amount of assets purchased or sold not pertaining to the ordinary course of business. Mass Megawatts has not recorded any significant revenue since its inception and there is substantial doubt about the going concern status of the Company without additional funding.

     Mass Megawatts intends to build and operate wind energy power plants and to sell the generated electricity to the power commodity exchange. The Company's MultiAxis Turbosystem (MAT) technology (multiple patents pending) will establish constantly renewable, clean, cost-competitive wind energy. Based on MAT's performance, the Company's proposed 1000 megawatt wind farm is expected to produce power at a cost of 2.4 per kWh. The Company anticipates being able to sell electricity to the Pacific Power Exchange at the conservative price of $3.00 per kWh. If Mass Megawatts chooses to work through power brokers, the Company believes it could potentially sell the environmentally correct "green" power for as much as $6.50 per kWh.

Licensing  Rights

     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted a license from the chairman and chief executive officer of the Company, Jonathan C. Ricker, to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the Licensing Agreement. A copy of this Licensing Agreement is being filed as an exhibit to this 10K-SB.

The  Product

     The Company's leading product is the MultiAxis Turbosystem ("MAT"), proprietary technology licensed from the Company's Chief Executive Officer and Chairman, Jonathan C. Ricker. Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80' high x 80' long and 40' wide, elevated 50' above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted 8, 4' wide x 18' long blades. Each stack is connected to two generators mounted on the ground level footing. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kWh.

     In order to generate large amounts of cost-efficient energy, conventional turbines (airplane propeller style) require massive, and expensive, rotors to turn the huge blades. These blades must be of a diameter sufficient to increase the airflow impacting the blade's surface area. As the diameter of the blade increases, so too does the cost of other components. Large blades also create structural stress and fatigue problems in the gearbox, tower, and in the yawing system which turns the turbine into the optimal wind direction.

     The MAT reduces blade cost by using a geometrically simple, smaller blade which addresses problems associated with vertical axis turbines. Vertical axis turbines suffer from severe structural stress problems caused by the forces of lift which push the blades back and forth causing heavy cyclical loads. As vertical turbines rotate, wind contacts them first from the left side, then from the right. This constant repetitive motion causes fatigue. The popular propeller, or horizontal version, also has horizontal lift stresses, although at a reduced level since the lift forces are not constantly reversing. MAT's small blade units eliminate the structural fatigue of longer, heavier blades. It also enables MAT to more efficiently gather the mechanical power of the wind and transfers it to the generators for the production of electrical power. This innovation also allows other critical parts of the wind turbine to be repositioned, thus reducing the structural complexity and cost of construction. For example, the heavy generator and shaft speed increasing device, can now be placed at ground level rather than mounted atop the tower. In conventional wind turbine design, the shaft speed increasing device is typically a heavy gearbox which must be sufficiently rugged to withstand the vibrations of the tower caused by the large blades. The combination of vibrations and yaw (the action of turning the turbine into the wind), causes structural stress.

     By locating the drive train and generator at ground level, components with considerable weight or mass can be used. For example, a direct drive generator can be used, eliminating the need for a gearbox. This provides the advantages of variable-speed operation which increases power output at a lower cost. Ground level construction also allows easier access, which reduces maintenance costs.

     The MAT design enables power output to be achieved at a much lower windspeed, providing a more consistent power output to the utility power grid. This potential for consistent output provides utilities with planning advantages, and fewer power fluctuations allow for better power quality. Coal, oil and gas generators are always at full capacity when needed. Wind energy, using conventional turbines, cannot reach full capacity unless weather conditions are favorable. MAT's improved method of delivering electricity will allow wind energy generated power to demand a higher competitive bid price due to the more consistent supply. Other environmental advantages specific to MAT include its noiseless turbines which will ease site permitting, and its high visibility to birds which will prevent them from flying into the rotation area.

Technical  Advantages  of  MAT  Technology

     Traditionally, wind turbines were supported by a single tower and in many cases with guy wires leading to a multitude of vibration and frequency related problems. The blades of vertical axis turbines were large and therefore limited in their design and the material. For example, aluminum extrusion and fiberglass pultrusion were used in the two most serious commercial applications of vertical axis turbines. Due to the large size of the fiberglass blades, transporting them required a straight shape. The strength was limited for the purpose of being able to bend the blades at the place of installation. In other vertical axis wind technology, the aluminum blades could not form a true aerodynamically optimal shape. The blades had to be made of significant length and the available extrusion equipment for the long length and large profiles are not available for producing a structural and aerodynamic blade at a cost competitive price. The patents of both serious commercial prior applications of vertical axis technology are described in "Vertical Axis Wind Turbine" Patent number 4,449,053 and "Vertical Axis Wind Turbine with Pultruded Blades" in Patent number 5,499,904.

     The MAT overcame the size related disadvantages. One such manufacturing advantage of the MAT includes the cost reduction of using smaller components instead of larger and fewer components. Other advantages include more solid blades which help to resolve cyclical stress advantages and inexpensive repair and maintenance with components like the generator, heavy variable speed equipment and gearbox on the ground level while elevating the rotor high above the ground in order to avoid turbulence. The MAT can provide a longer life for the bearings by reducing structural and mechanical stress with its vibration reduction innovations and decentralization of mechanical forces. Another advantage is to provide an improved mean to failure ratio by having many components including 256 blades, 16 shafts, and 16 generators. The MAT is also easier to construct and uses standard off the shelf items which avoids the need of custom made parts with the exception of the mass-produced blades. Several suppliers can supply the blades in order to avoid supplier backlog problems. The MAT enhances structural support by using a tower support system similar to a larger footprint like an oversized lattice tower section. A roof can provide weather protection and additional structural support. Blades can be placed at different positions or angles along the axis for reducing torque ripple. With less vibrations and better weather protection, cheaper material can be utilized in the wind system. The MAT can use cheap wooden and less expensive structural supports that are also easier to construct. An advantage of the roof is to prevent excess wear and tear without the rain and snow falling onto the turbine system. In one noted benefit, the structure could be like a four legged table unlike a one tower support system of other wind turbines. This is similar to the concept behind the lighter but stronger Rolm tower. Therefore, it requires less material for the needed stability. In an additional feature, the MAT could use an off the shelf bushing of concentric sleeves with rubber, polyurethane or other isolator, absorber and /or damper securely bonded between the structure and the moving parts. The object of this bushing would be to isolate or dampen the vibrations of the moving blades from the steel structure. The bushings will be placed between the shaft and bearings. The sleeve structure is designed to take up torsional movements as well as axial and radial loads. The design of avoiding one central blade area allows this "divide and conquer" approach of isolating the vibrations in a cost-effective manner. The belt connection with the generator would isolate vibrations in the electrical area. More importantly, the reduced vibrations and a stronger tower structure should add years to the life of the turbine at a reduced cost.

Markets

     From 1996 through 1998, $3 billion was invested in new wind turbines worldwide. Wind energy is the least expensive, fastest growing segment of the $600 billion annual world electricity market, which experienced a 30% annual growth rate for years 1996, 1997 and 1998. Mass Megawatts has identified 140,000 megawatts worth of opportunities to earn more than 20% rate of return on the sale of electricity with investments of MAT power plants in one half of the United States. The Company believes that this potential capacity is worth $11 billion to $14 billion per year.

     A more profitable secondary market will be targeted within the next three years. In the emerging green market, Mass Megawatts could receive a selling price of $6.00 or greater per kWh for its clean electricity. According to studies conducted by the National Renewable Energy Laboratory, this market is estimated to have an end user value of $2 billion within the next three years, with the estimate based on the assumption that only one percent of the overall electricity market will participate in a green pricing program. Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

     Although the green market is new, utilities are initiating two approaches to take advantage of the growing public preference for renewable energy. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

Competitive  Comparison.

     According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry. In spite of the stronger financial and organizational resources of the larger conventional gas, oil, and nuclear fuel electric generation companies, the wind industry can substantially increase sales and growth by achieving jut a small increase in market share.

     The current status in wind energy economics compared with alternate energy sources is shown below. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual windspeed of 15 miles per hour or greater. Although less than 1% of the Earth's surface experiences such conditions, Battelle Pacific Northwest laboratory estimates that wind energy could supply about 20% of the world's electricity using current wind technology. This figure does not factor the potential of MAT. A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive.

Fuel Source      Cost/kWh   Market Share
-----------      --------   ------------

Coal            4.0                 50%
Nuclear         15.0                20%
Natural Gas     3.5                 10%
Petroleum       5.0                 3%
Hydroelectric   4.5 *               12%
Wind (pre MAT)  4.5 **              0.25%
Solar           10                  0.5%
Diesel          7 - 40 ***          0.5%
Biomass         8                   0.5%

at  good  hydroelectric  sites*
in 15 mph average windspeed conditions** depending on size and location of facility, with smaller more remote locations having higher costs***

Sourcing

     The Company is not dependent upon exclusive or unique suppliers. Howe ver, certain custommade items including bearings and blades will require four to six weeks lead time due to special manufacturing techniques. The Company has identified alternate suppliers if current business relationships cease.

     The Company plans to use multiple suppliers, chosen through competitive bidding. The price of materials used is expected to be substantially similar from one vendor to the next due to the availability of raw supplies. The absence of special technologies negates dependence on any one supplier.

Industry  Analysis

     According to the U.S. Department of Energy, wind energy is rapidly becoming one of the least expensive and most abundant new sources of electricity with capacity expected to increase and costs decrease over the next two decades. Over the past two decades, the wind energy industry has increasingly studied and improved wind turbine design and operation. Initially, federal research focused on very large utility scale machines each with a capacity potential of 1 to 5 megawatts. Focus continued on larger machines during the 1970's and 1980's when many international corporations developed large wind turbines with 200 ft. blades. In the 1990's, smaller wind turbines gained acceptance as the more viable option and the majority of wind turbines today are intermediate-sized with 50-500 kWh peak capacity. Most turbines being built today are mature propeller-based designs comprising upwind, horizontal axis 3-blades construction with a 500-600 kilowatt rating. These turbines look like giant fans with thin blades and while they have lent credibility to the wind industry within the investment and developer community, the cost of energy from these turbines may be near the upper limit due to size effectiveness and efficiencies of mass production. The acceptance of these propeller-driven turbines is based on many years of testing and experience but the industry's ability to develop more efficient innovations utilizing this design is limited and research potential is exhausted. Still, numerous alternative turbines have been developed and include one-blade and two-blade machines, vertical axis design, variable speed designs, direct drive between blades, and generators rather than gearboxes.

     Not factoring the Company's MAT product, World Energy Council expects new wind capacity worldwide to reach $150 to $400 billion. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Mass Megawatts chooses to seek new horizons beyond current perception and knowledge by developing new technologies that will significantly reduce wind energy costs. As a result, the Company products can be seen as participants in several different industries.

The  Conventional  Independent  Power  Producers  (IPP)

     The largest targeted industry is independent power production. According to the Massachusetts Department of Public Utilities' publication "Power to Compete" authored by Michael Best of the Center for Industrial Competitiveness, increased capacity over the next several years will result in a $50 billion increase in annual sales if IPP's can deliver electricity at 4 per kWh. Wind related IPP's currently produce $200 million in electricity sales per year in the United States at 7 per kWh. The impact of deregulation of the electric utilities is expected to present opportunities for wind-related IPP's according to the Massachusetts Technology Collaborative. With current cost of wind power in limited high wind locations at 4.5 per kWh, the cost of large scale investment in wind energy is the same to the consumer as it would be for more conventional energy sources. In other words, combined gas turbines, modern coal technologies, and wind power in limited locations can all earn enough sufficient to encourage investment if and when the retail sale of the electricity produced is 4.5 per kWh.

The  End  of  Line  Industry

     Modular sources of power generation at the end of a utility's distribution lines include small wind turbines, diesel generators, and photovoltaics. In growing communities, it is more cost effective to add small power-generating facilities such as wind turbines than to provide electric service and as a result, they will pay a premium for electricity rather than incur the higher cost of constructing new power lines and substations for transport. Within the next 10 years, potential exists for construction of wind power plants producing hundreds of megawatts in remote areas of utility distribution lines. In these areas, the price per kWh sold is several times higher than the normal selling price.

The  Green  Industry

     In the new era of electric utility restructuring wherein consumers can choose their electricity sources, some are choosing green energy produced from clean and renewable sources such as wind or solar power. These resources are available as a commodity but the green consumer pays a premium for emission-free energy. The American Wind Energy Association in Washington, D.C. states that recent polls show that more than 5% of the general population are willing to pay more for renewable energy.

The  Off-Grid  Industry

     This small industry is for consumers who are not in close proximity to power lines or who choose not to be connected to the grid. The industry includes wind, solar, wood burning furnaces, and small hydropower turbines. Like the green industry, these consumers have a strong environmental awareness. Although the potential market for off-grid energy is less than 1% of the electricity market, the dollar potential is estimated to be as much as $2 billion.

     Renewable energy technologies, as well as diesel power, are the major sources of electricity for those who compete in the End of the Line, Green Energy, and Off-Grid industries.

Industry  Participants

     As wind energy technology gains wider acceptance, competition may increase as large, wellcapitalized companies enter the business. Although one or more may be successful, the Company believes that its technological advantage and early entry will provide a degree of competitive protection.

     The largest U.S. manufacturer and developer of wind power technology is Enron, a $13 billion company which recently purchased Zond Wind Corporation. The company employs 550 people. Since 1981 it has developed and constructed 2,400 wind turbines with 700 megawatts of capacity.

     The Danish firm, Vestas, is the world's leading producer of wind turbines and a major exporter of turbines to the United States. An innovator in structural and generator advancements, Vestas has 1,295 employees and its world market share in 1997 was 24%.

     Sea West Energy Corporation is a wind farm developer with completed wind power projects totalling nearly 400 megawatts ($500 million). This Company has a reputation for quality turbines.

     Bonus Windpower of Denmark produce high quality turbines in Europe, located primarily in Wales, and has exported to the U.S.

     N.E.G. Micron has built 6,500 large, simple, reliable, low maintenance turbines.

     Nordex of Denmark, Enercon, and DeWind both of Germany, produce turbines with a blade diameter greater than 150 feet.

     Nedwind of the Netherlands manufactures turbines for export to the Caribbean and India.

     Bergey Windpower produces small turbines, primarily for use where utility grid interconnect lines are not readily available.

     As a footnote, recent economic growth in India and China has spurred on wind energy's high growth rate in those countries. As a result, they are world leaders in the demand for wind turbines.

Distribution  Patterns

     Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company will test potential sites to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company will obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms but MAT's slower moving blades should help eliminate this issue. The Company will also determine the need for additional transmission lines to deliver to the power grid transmission lines.

Primary  Competitors

     In addition to the specific entities engaged in the business of wind power technology mentioned above, the Company will also compete with companies producing and selling non-wind energy products that fill the same needs as the Company's products.

Combined-Cycle Gas Turbines. Innovations in this technology have led to lower costs, higher efficiency, and cleaner emissions combined with power generation for less than 4 per kWh.

Modern Coal Technologies. New designs, which double or triple reheat scrubber-equipped plants, increase efficiencies and decrease pollution emissions relative to typical reheat designs.

Biomass-generated electricity. Gasifying the biomass to fuel high-efficiency gas turbine systems could cost as little as 4.6 per kWh in the near term Petroleum, photovoltaic cells and nuclear power are not a current threat to Mass Megawatts since the cost to produce electricity from these sources is higher than that of wind. Cost effective, profitable hydropower is limited to a sites on swift moving water sources and with limited ability to increase market share it does not prove a major threat toward wind power.

Foreign  Sales  and  Exports

     Mass Megawatts did not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2001.

Employees

     As of July 20, 200, the Company had 3 employees, 2 of which are employed on a part time basis. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good.
None of the Company's employees are covered by a collective bargaining agreement.

Research  and  Development

     The Company has not had significant revenues. However, approximately 30% of the proceeds obtained from the sale of its common capital stock has been spent on research and development.

Reporting  Company

     The Company is a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") and files all reports required to be filed pursuant to the Exchange Act with the Securities and Exchange Commission. The public may read and copy any materials filed by the Company at the Securities and Exchange Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public
Reference Room by calling 1-800-SEC-0330. Additionally, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.
-------------------

Item  2.  Description  of  Property.

     The Company does not own any real property. The Company leases its administrative offices which are located in Auburn, Massachusetts and Shrewsbury, Massachusetts. The Company also leases property in Worcester, Massachusetts where it has constructed a wind-tunnel facility. Additionally, the Company leases property in Charlton, Massachusetts where it operates a field test facility.

Item  3.  Legal  Proceedings.

          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended April 30, 2001.

                                    PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholders  Matters.

     No established public trading market in the Company's common stock has existed since the Company's inception. As of July 20, 2001, there were 166 stockholders of record of the Company's common stock.

     The Company has never declared or paid any cash dividend on its common stock and does not expect to declare or pay any such dividend in the foreseeable future.

     As of July 20, 2001, the Company has sold 195,183 shares of its common stock in two offerings of its common capital stock pursuant to Rule 504 of Regulation D as promulgated under the Securities Act of 1933. No commissioned selling agent participated in the offerings. The Company sold the stock exclusively to residents of the state of Massachusetts at an offering price of $2.25 per share raising a total of $439,162. The maximum aggregate offering price of the two securities offerings was $450,000. These offerings were exempt from registration with the Securities and Exchange Commission pursuant to Rule 504 of Regulation D and were registered in the state of Massachusetts pursuant to the Company's Forms U-7, Small Corporate Offerings Registration Form (SCOR) being filed with and declared effective by the Secretary of State of the Commonwealth of Massachusetts, Securities Division. Additionally, in September of 2000, the Company sold approximately 7,600 shares of its common stock in reliance on section 4(2) of the Securities Act of 1933 for a vehicle and computer used in its business.

     Mass Megawatts filed a Form l0SB registration statement on March 20, 2001 to become a reporting company under the Securities Exchange Act of 1934. The Form 10SB was declared effective by the Securities and Exchange Commission on May 20, 2001 making Mass Megawatts a fully reporting company. The Company is currently seeking to be quoted on the OTC Bulletin Board.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     Special  Note  Regarding  Forward-Looking  Statements

     Certain  statements  in this Form 10-KSB under "Item 1. Business" and "Item
6. Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB constitute "forward looking statements" which the Company believes are within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, when the Company uses such words as "believes" "expects" "anticipates" or similar expressions, it is making forward- looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include, but are not limited to, changing market conditions, competitive and regulatory matters, the ability to achieve market penetration and customers and other factors that are beyond the Company's control.

Plan  Of  Operation

     The Company has not had revenues from operations since its inception. The Company anticipates raising funds in the near future. Specifically, the Company plans to file a registration statement under the Securities Act of 1933 on Form SB-2 registering shares of its common capital to raise up to $200,000. The Company anticipates that approximately $120,000 of this money will be used to develop a full scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing and advertising.

     The Company anticipates that it may hire up to 5 additional employees in the next 12 months.

Item  7.  Financial  Statements.

     The Financial Statements of the Company appear herein following Item 13 below.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There were no disagreements with the Company's independent accountants during the Company's two most recent fiscal years.

     On July 16, 2001, the Company engaged the accounting firm of Pender, Newkirk and Company, CPA's as independent accountants for the year ended April 30, 2001 to replace O'Connor, Maloney, & Company, P.C., a CPA firm in Central

Massachusetts. O'Connor, Maloney, & Company, P.C., was replaced to comply with the independence issue related to requiring independent auditors. The Company's Board of Directors approved the selection of Pender, Newkirk and Company, CPA's as the new independent accountants upon the recommendation of the Company's management. Management has not consulted with Pender, Newkirk and Company, CPA's on any accounting, auditing or reporting matter.

     During the two most recent fiscal years and interim period subsequent to April 30, 2001, there have been no disagreements with O'Connor, Maloney, & Company P.C. on any statement disclosure or auditing scope or procedure or any reportable events.

     O'Connor, Maloney, & Company P.C.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The letter from O'Connor, Maloney, & Company, P.C. to the Securities and Exchange Commission is attached as an exhibit to this Form 10K-SB.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Cautionary Note: Due to the financial limitations of hiring full time management until a refined prototype is developed, certain of the management team members have been retained as consultants on an as-needed basis and are not guaranteed week to week work on a consistent basis in the foreseeable future.

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold.

Name:                       Age:                        Position:

Jonathan Ricker             42       Chairman, Chief Executive Officer and Chief
                                     Financial Officer
Thomas D. McBride           44       Consulting Chief Operating Officer
Susan Durnford              42       Financial Consultant
Michael A. Cook             45       Project Finance Manager
Thomas Andrellos            39       Consulting Director of Business Planning
Thomas M. Dill              43       Consulting Director of Corporate Services
Peter W. Wallis             38       Consulting Electric Utility Sales Manager
F. Adrian Price             58       Principal Mechanical Engineer
Jodi A. Vizzo               33       Director
Allison Gray                44       Director

     The following sets forth biographical information about the Company's directors and executive officers, including periods of service for the Company. The executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified. The Company's Board of Directors are elected annually by the stock holders of the Company and serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

     JONATHAN RICKER serves as the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. He has been involved for the past 20 years in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking has provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 10 years.

     THOMAS D. McBRIDE currently serves as the Consulting Chief Operating Officer to the Company. Mr. McBride has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. He was instrumental in restoring profitability and then achieving and sustaining record levels of profitability. Mr. McBride improved cash flow and instituted performance goals and measurement infrastructure at Lawrence Pumps. Mr. McBride also implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Mr. McBride was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Mr. McBride developed a team oriented engineering staff, which helped reverse the declining market share through product upgrades and introducing new products. He decreased lead times on standards orders to production. Mr. McBride obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, and other planning capabilities for operating a company.

     SUSAN DURNFORD currently serves as a financial consultant the Company. Ms. Durnford is currently employed as Chief Financial Officer and Financial Analyst for Littlewood Communications. Ms. Durnford handled all aspects of finance including contract negotiations. As part of her duties, she has created bids and submitted proposals. In other activities, Ms. Durnford had managed the cash flow and all aspects of accounting for the firm. Ms. Durnford has served as part of the senior management team in general business decision-making Ms. Durnford also has over 25 years experience in Human Resources and Finance. Ms. Durnford has served as Human Resource Director for MKE-Quantum Components, and had broad human resources experience in previous companies. Ms. Durnford handled the Human Resources responsibilities for due diligence of two $300+ million acquisitions and high tech IPO spin offs. Ms. Durnford has developed and managed compensation, benefits, and incentive programs for executives, sales staff and other employees in both large and small companies. Ms. Durnford achieved significant savings in benefits negotiations and redesign of benefits programs, while enhancing the benefit to employees.

     MICHAEL A. COOK serves as the Project Finance Manager for the Company on a part-time basis. Mr. Cook has over 25 years of experience in project finance in the energy industry including 15 years experience specifically with wind energy. Mr. Cook's first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mr. Cook has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manger of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mr. Cook managed a staff which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mr. Cook was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mr. Cook's method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated lay project due diligence and local public data, financial guarantees of the course of nature is available.

     THOMAS ANDRELLOS serves as Consulting Director of Business Planning to the Company. Mr. Andrellos has over 20 years experience in the areas of materials management, purchasing, and business planning for various companies. Mr. Andrellos has lead the start-up efforts of a high volume, process intensive, manufacturing division that expanded into multiple sites in the United Sates and Far East and has managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Mr. Andrellos' past experience includes employment as new product manager, planning and logistics manager, plants materials manager, and inventory planning supervisor. Mr. Andrellos has received many awards in the areas of leadership, inventory reduction, program management, and employee values.

     THOMAS R. DILL serves as Consulting Director of Corporate Services to the Company. Mr. Dill has over 25 years of manufacturing, industrial engineering, real estate, and facilities management experience. Most recently Mr. Dill served as the Director of Real Estate and Facilities for MKE-Quantum Corporation whereby he was responsible for the operations of three different facilities with operations in the United States and Indonesia. Prior thereto, Mr. Dill spent 9 years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975 until 1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. His project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Mr. Dill is a licensed Real Estate Broker and Massachusetts Construction Supervisor.

     PETER W. WALLIS serves as the Consulting Electric Utility Sales Manager. Mr. Wallis has coordinated utility RFP bids for projects totaling more than $1 billion. He prepared projects for approval by the Board of Directors of New England Electric Systems. Among his activities, he coordinated the sale and contract negotiation of over $150 million of energy conservation services. Mr. Wallis also served as Director of Project Development of the Northeast region for over $1 billion worth of electricity sales coordinated under utility bidding procedures of four 20 megawatt proposals. Mr. Wallis also coordinated bids for New England Electric Systems resulting in ten conservation and four cogeneration proposals selected for projects selling over $200 million of electricity.

     ADRIAN PRICE serves as the Company's principal mechanical engineer on a part-time basis. Mr. Price has approximately 18 years of experience in vital areas of wind turbine design including the specification, design, and testing of rotating mechanical equipment. Mr. Price will act as the Company's Project Engineer and coordinate its overall projects. Mr. Price has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with both designers and engineers with experience in structural and dynamic analysis. Mr. Price also has 4 years of experience at Bird Machine with high speed rotating machinery.

     JODI A VIZZO has served as a director of the Company since the inception of the Company. She also is currently employed as a Corporate Administrator for RR Corporation in Shrewsbury, Massachusetts.

     ALLISON GRAY has served as a director of the Company since January, 2001. She also is currently employed as a Corporate Administrator for RIGR Corporation in Shrewsbury, Massachusetts. Allison Gray is the sister-in-law of Jonathan Ricker, the Company's Chairman and Chief Executive Officer.

Item  10.   Executive  Compensation.

     The Company does not have an incentive plan or profit sharing plan for its employees, officers or directors. Mr. Ricker, the Company's Chief Executive Officer, received cash compensation in the amount of $26,000 during fiscal year 2000.

Compliance  with  Section  16(A)  of  the  Securities  Exchange  Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company believes that, during the year ended April 30, 2001, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The following table sets forth information, as of July 20, 2001, relating to the beneficial ownership of the common stock by all persons known by the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company. No director, director nominee or executive officer other than Mr. Ricker owns any shares of the common capital stock . There were 2,003,683 shares issued and outstanding as of July 20, 2001.

Title of Class               Name and Address               Amount and Nature  Percent of Class
                             Of Beneficial Owner            of Ownership

Common Stock                 Jonathan Ricker                        1,800,000                90%
                             11 Maple Avenue
                             Shrewsbury, MA 01545

Common Stock                 Allison Gray                                 200                 *
                             11 Maple Avenue
                             Shrewsbury, MA 01545

Common Stock                 Jodi A. Vizzo                                223                 *
                             11 Maple Avenue
                             Shrewsbury, MA 01545

Common Stock                 All officers and directors as          1,800,423                90%
                             a group(3 persons)

*Less  than  1%  of  the  issued  and outstanding shares of common capital stock

Item  12.  Certain  Relationships  and  Related  Transactions.

     The Company entered into a Licensing Agreement in June of 2000 with Jonathan Ricker, the Chairman and Chief Executive Officer of the Company whereby Mr. Ricker granted to the Company a license to use certain technology related to wind energy within a defined geographic area. The technology being licensed is covered by 8 applications for United States Letter Patent in the name of Jonathan Ricker. In exchange for this license, the Company must pay Mr. Ricker 2% of Net Sales, as that term is defined in the License Agreement, for the life of the patent of each product used by the Company. The MAT Technology is covered by this License Agreement.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K.

(a)  Financial  Statements

     See  list  of  Financial  Statements  on  F-1

(b)  Exhibits

     See  Exhibit  Index  following  the  signature  page  of  this  report.

(C)  Reports  on  Form  8-K.

     There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2000.


     In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2001.


                              MASS  MEGAWATTS  POWER,  INC.

                              By:  /s/ Jonathan  C.  Ricker
                                 -----------------------------------------------
                                 Jonathan C. Ricker, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


Signature/Name                      Title                        Date
--------------                      -----                        ----

 /s/  Jonathan  C.  Ricker    Chief  Executive Officer       August 17, 2001
--------------------------    Chief  Financial  Officer,
Jonathan  C.  Ricker          Director


 /s/  Allison  Gray           Director                       August 17, 2001
-------------------
Allison  Gray


 /s/  Jodi  A.  Vizzo         Director                        August 17, 2001
---------------------
Jodi  A.  Vizzo

                              FINANCIAL STATEMENTS

                           MASS MEGAWATTS POWER, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 Years Ended April 30, 2001 and 2000 and Period
               May 27, 1997 (Date of Inception) to April 30, 2001

                          Independent Auditors' Report

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                 Years Ended April 30, 2001 and 2000 and Period
               May 27, 1997 (Date of Inception) to April 30, 2001




                                    CONTENTS


Independent  Auditors'  Report  on  Financial  Statements . . . . . . . . . . .1

Financial  Statements:

     Balance  Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     Statements  of  Operations . . . . . . . . . . . . . . . . . . . . . . . .3
     Statements  of  Changes  in  Stockholders'  Equity . . . . . . . . . . .4-5
     Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . .6
     Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . . . .7-10

                          Independent Auditors' Report



Board  of  Directors
Mass Megawatts Power, Inc.
Shrewsbury,  Massachusetts


We have audited the accompanying balance sheet of Mass Megawatts Power, Inc. (a development stage enterprise) as of April 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and the period May 27, 1999 (date of inception) to April 30, 2001. These financial statements are the responsibility of the management of Mass Megawatts Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mass Megawatts Power, Inc. for the year ended April 30, 2000 were audited by other auditors whose report dated May 16, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts Power, Inc. as of April 30, 2001 and the results of its operations and its cash flows for the year then ended and the period May 27, 1997 (date of inception) to April 30, 2001 in conformity with accounting principles general accepted in the United States of America.

The accompanying financial statements have been prepared assuming Mass Megawatts Power, Inc. (a development stage enterprise) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender  Newkirk  &  Company
Certified  Public  Accountants
Tampa,  Florida
August  8,  2001

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                 April 30, 2001




ASSETS
Cash                                                        $  40,387

Equipment, net of accumulated depreciation                     15,677
                                                            ----------


                                                            $  56,064
                                                            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                   $  33,480
                                                            ----------

Stockholders' equity:
  Common stock; no par value; 2,200,000 shares authorized;
    1,924,303 shares issued and outstanding                   283,426
  Deficit accumulated during development stage               (260,842)
                                                            ----------
Total stockholders' equity                                     22,584
                                                            ----------


                                                            $  56,064
                                                            ==========

The accompanying notes are an integral part of the financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                      May  27,
                                                                    1997  (Date
                                        Year  Ended  April  30,    of  Inception)
                                   ------------------------------  to  April  30,
                                        2001            2000            2001
                                   --------------  --------------  --------------
Revenues:
  Other income                     $       1,962   $          63   $       2,025
                                   --------------  --------------  --------------

Expenses:
  Operating costs and expenses           249,750           8,205         261,444
  Depreciation                             1,423                           1,423
                                   --------------  --------------  --------------
                                         251,173           8,205         262,867
                                   --------------  --------------  --------------

Net loss                           $    (249,211)  $      (8,142)  $    (260,842)
                                   ==============  ==============  ==============

Net loss per share                 $        (.13)  $        (.01)  $        (.14)
                                   ==============  ==============  ==============

Weighted average number of common
  shares                               1,859,933       1,801,262       1,815,643
                                   ==============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

           For the Period May 27, 1997 (Date of Inception) to April 30, 2001


                                                              Deficit
                                                            Accumulated
                                      Common  Stock           During
                               ---------------------------  Development
                                  Shares        Amount          Stage         Total
                               ------------  -------------  -------------  ------------
Balance, May 27, 1997                    0   $          0   $          0   $          0

Issuance of common stock in
  settlement of a payable
  (June 1997)                    1,800,000          3,744                        3,744

Net loss for the period                                           (1,584)       (1,584)
                               ------------  -------------  -------------  ------------

Balance, April 30, 1998          1,800,000          3,744         (1,584)         2,160

Net loss for the year                                             (1,905)       (1,905)
                               ------------  -------------  -------------  ------------

Balance, April 30, 1999          1,800,000          3,744         (3,489)           255

Issuance of common stock for
  cash (April 2000)*                40,200         90,450                       90,450

Net loss for the year                                             (8,142)       (8,142)
                               ------------  -------------  -------------  ------------

Balance, April 30, 2000          1,840,200         94,194        (11,631)        82,563

Issuance of common stock for
  cash (October 2000)*               1,300          2,925                        2,925

Issuance of common stock for
  cash (November 2000)*             12,700         28,575                       28,575

Issuance of common stock for
  services (November 2000)*          3,843          8,647                        8,647

Issuance of common stock for
  cash (December 2000)*             13,228         29,763                       29,763

Issuance of common stock for
  services (December 2000)*            310            698                          698

The accompanying notes are an integral part of the financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

           For the Period May 27, 1997 (Date of Inception) to April 30, 2001


                                                             Deficit
                                                           Accumulated
                                     Common  Stock           During
                              ---------------------------  Development
                                 Shares        Amount          Stage         Total
                              ------------  -------------  -------------  ------------
Issuance of common stock for
  a vehicle (December 2000)*        6,500         14,625                       14,625

Issuance of common stock for
  cash (January 2001)*              1,074          2,417                        2,417

Issuance of common stock for
  services (January 2001)*          1,138          2,561                        2,561

Issuance of common stock for
  cash (February 2001)*             9,045         20,350                       20,350

Issuance of common stock for
  services (February 2001)*           400            900                          900

Issuance of common stock for
  cash (March 2001)*                9,150         20,588                       20,588

Issuance of common stock for
  services (March 2001)*               91            205                          205

Issuance of common stock for
  a computer (March 2001)*          1,100          2,475                        2,475

Issuance of common stock for
  cash (April 2001)*               22,176         49,896                       49,896

Issuance of common stock for
  services (April 2001)*            2,048          4,607                        4,607

Net loss for the year                                          (249,211)     (249,211)
                              ------------  -------------  -------------  ------------

Balance, April 30, 2001         1,924,303   $    283,426   $   (260,842)  $     22,584
                              ============  =============  =============  ============

*Common stock issued at $2.25 per share.

The accompanying notes are an integral part of the financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                                May  27,
                                                                              1997  (Date
                                                 Year  Ended  April  30,     of  Inception)
                                             ------------------------------  to  April  30,
                                                  2001            2000           2001
                                             --------------  --------------  --------------
OPERATING ACTIVITIES
  Net loss                                   $    (249,211)  $      (8,142)  $    (260,842)
                                             --------------  --------------  --------------
  Issuance of common stock in exchange for
    services and operating expenses                 17,618                          21,362
  Depreciation                                       1,423                           1,423
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Decrease in other receivables                                    711
      Increase (decrease) in:
        Accounts payable                            33,118             362          33,480
        Accrued expenses                              (456)
                                             --------------  --------------  --------------
  Total adjustments                                 51,703           1,073          56,265
                                             --------------  --------------  --------------
  Net cash used by operating activities           (197,508)         (7,069)       (204,577)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock           154,514          90,450         244,964
                                             --------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH                    (42,994)         83,381          40,387

CASH AT BEGINNING OF YEAR                           83,381
                                             --------------  --------------  --------------

CASH AT END OF YEAR                          $      40,387   $      83,381   $      40,387
                                             ==============  ==============  ==============

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

The accompanying notes are an integral part of the financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2001 and 2000 and
            Period May 27, 1997 (Date of Inception) to April 30, 2001



1.   BACKGROUND  INFORMATION

Mass Megawatts Power, Inc. (the "Company"), a Massachusetts corporation, was incorporated on May 27, 1997. The Company changed its name in January 2001 and has been in its development stage since its incorporation. The Company's principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. The Company expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Shrewsbury, Massachusetts.


2.   GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $261,000 and negative cash flows from operations of approximately $198,000 for the year ended April 30, 2001. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   SIGNIFICANT  ACCOUNTING  POLICIES

The significant accounting policies followed are:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2001 and 2000 and
            Period May 27, 1997 (Date of Inception) to April 30, 2001



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is five years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

     The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     Advertising costs are charged to operations when the advertising first takes place. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for 2001 and 2000 were $17,752 and $0, respectively.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2001 and 2000 and
            Period May 27, 1997 (Date of Inception) to April 30, 2001



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2001 and 2000 and the period May 27, 1997 (date of inception) to April 30, 2001 amounted to $44,579, $0, and $44,579, respectively.

     Loss per share has been calculated by dividing the net loss for each period by the weighted average number of common shares outstanding.


4.   EQUIPMENT

Equipment  as  of  April  30,  2001  consists  of:

     Vehicle                              $     14,625
     Computer  equipment                         2,475
                                          ------------
                                                17,100
     Less  accumulated  depreciation             1,423
                                          ------------
                                          $     15,677
                                          ============

5.   INCOME  TAXES

The Company has net operating loss carryforwards of $260,842 at April 30, 2001 that expire in 2020 through 2022.

A valuation allowance is required by Financial Accounting Standards Board No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for April 30, 2001 and 2000 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                              2001          2000
                                          ------------  ------------
     Tax benefit of net operating  loss   $    113,466  $      1,745
     Less  valuation  allowance                113,466         1,745
                                          ------------  ------------
                                          $          0  $          0
                                          ============  ============

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2001 and 2000 and
            Period May 27, 1997 (Date of Inception) to April 30, 2001



5.   INCOME  TAXES  (CONTINUED)

The valuation allowance increased by $111,721 and $1,222 during the years ended April 30, 2001 and 2000, respectively.


6.   LICENSING  RIGHTS

The Company has been granted an exclusive license to market, within a limited territory, the MultiAxis Turbosystem (MAT) and any associated technology relative to wind velocity augmentation for the life of any patent related to same. The limited territory is defined as Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. The grantee and patent holder is Windstorm International of Putnam, Connecticut. Windstorm International has patent rights on MAT and wind augmentation technology.

Exhibit.      Description for Form 10-KSB (for fiscal year ended April 30, 2000)
  No.

   3.1.        Articles  of Incorporation, filed as Exhibit 3-1 to the Company's
               Form  10-SB  and  incorporated  herein  by  reference.
   3.2.        Corporate  Bylaws,  filed  as  Exhibit  3-2 to the Company's Form
               10-SB  and  incorporated  herein  by  reference.
   3.3.        Amendment  to  Increase  Authorization of Shares of Common Stock,
               filed as Exhibit 3-4 to the Company's Form 10-SB and incorporated herein  by  reference.
   3.4.        Shareholders  Resolution  for  Increasing Capital Stock, filed as
               Exhibit  3-5  to the Company's Form 10-SB and incorporated herein by  reference.
   3.5.        Articles  of  Amendment  to Articles of Incorporation Relating to
               Name Change, filed as Exhibit 3-9 to the Company's Form 10-SB and incorporated  herein  by  reference.
**10.1.        License  Agreement  by  and between Jonathan Rickers and Mass
               Megawatts  Power,  Inc.
**16.1.        Letter  on  change  in  Certified  Accountant.

**  Filed  herewith.