Form 10QSB
period 2001-07-31
MASS MEGAWATTS POWER INC
filed 2001-09-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934.
                      For the quarterly period ended July 31, 2001

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 19__, to __________, 19__.

                        Commission File Number 000-32465
                                               ---------

                           MASS MEGAWATTS POWER, INC.
                           --------------------------
               (Exact Name of Registrant as Specified in Charter)

         Massachusetts                                 04-3402789
         -------------                                 ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                     11 Maple Avenue, Shrewsbury, MA  01545
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 751-5432
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

                      X   YES               NO
                     ---                ---

There were 2,008,328 shares of the Registrant's no par value common stock outstanding as of July 31, 2001.

Transitional  Small  Business  Format  (check one)  Yes       NO   X
                                                        ---       ---

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)




                                    CONTENTS



Part  I  -  Financial  Information
----------------------------------

     Item  1.     Financial  Statements

     Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Part  II  -  Other  Information
-------------------------------

     Item  1.     Legal  Proceedings

     Item  2.     Changes  in  Securities

     Item  3.     Defaults  On  Senior  Securities

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.     Other  Matters

     Item  6.     Exhibits  and  Reports  on  Form  8-K

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS



                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Three Months Ended July 31, 2001 and 2000 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2001 (Unaudited)




                                    CONTENTS


Financial  Statements:

     Balance Sheet as of July 31, 2001 (Unaudited) . . . . . . . . . . . .    1
     Statements of Operations for the Three Months Ended July 31, 2001
          and 2000 (Unaudited) and for the Period May 27, 1997 (Date of
          Inception) to July 31, 2001 (Unaudited). . . . . . . . . . . . .    2
     Statements of Changes in Stockholders' Equity for the Period May 27,
          1997 (Date of Inception) to July 31, 2001 (Unaudited). . . . . .  3-5
     Statements of Cash Flows for the Three Months Ended July 31, 2001
          and 2000 (Unaudited) and for the Period May 27, 1997 (Date of
          Inception) to July 31, 2001 (Unaudited). . . . . . . . . . . . .    6

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheet

                            July 31,2001 (Unaudited)



ASSETS
Current  assets:
     Cash                                                      $  51,624

Equipment, net of accumulated depreciation                        14,822
                                                               ----------


                                                               $  66,446
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                                   $  12,366
                                                               ----------

Stockholders' equity:
     Common stock; no par value; 2,200,000 shares authorized;
     2,008,328 shares issued and outstanding                     472,482
     Deficit accumulated during development stage               (418,402)
                                                               ----------
Total stockholders' equity                                        54,080
                                                               ----------


                                                               $  66,446
                                                               ==========



The  accompanying  notes are an integral part of the financial statements.     1

                              Mass Megawatts Power, Inc.
                           (A Development Stage Enterprise)

                         Statements of Operations (Unaudited)



                                                                       May  27,
                                                Three  Months       1997 (Date of
                                               Ended  July  31,     Inception) to
                                          ------------------------    July 31,
                                             2001         2000           2001
                                          ---------------------------------------
Revenues:
     Other income                         $      663   $       92   $      2,688
                                          ---------------------------------------


Expenses:
     Operating costs and expenses            115,226       44,386        332,091
     Research and Development expense         42,142          750         86,721
     Depreciation                                855                       2,278
                                          ---------------------------------------
                                             158,223       45,136        421,090
                                          ---------------------------------------


Net loss                                  $ (157,560)  $  (45,044)  $   (418,402)
                                          =======================================


Net loss per share                        $     (.08)  $     (.02)  $       (.23)
                                          =======================================


Weighted average number of common shares   1,989,286    1,840,200      1,826,110
                                          =======================================



The  accompanying  notes are an integral part of the financial statements.     2

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

  For the Period May 27, 1997 (Date of Inception) to July 31, 2001 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common  Stock        During
                                 -------------------  Development
                                  Shares     Amount     Stage        Total
                                 ------------------------------------------
Balance, May 27, 1997                    0  $     0   $        0   $     0

Issuance of common stock in
     settlement of a payable
     (June 1997)                 1,800,000    3,744                  3,744

Net loss for the period                                   (1,584)   (1,584)
                                 ------------------------------------------

Balance, April 30, 1998          1,800,000    3,744       (1,584)    2,160

Net loss for the year                                     (1,905)   (1,905)
                                 ------------------------------------------

Balance, April 30, 1999          1,800,000    3,744       (3,489)      255

Issuance of common stock for
     cash (April 2000)*             40,200   90,450                 90,450

Net loss for the year                                     (8,142)   (8,142)
                                 ------------------------------------------

Balance, April 30, 2000          1,840,200   94,194      (11,631)   82,563

Issuance of common stock for
     cash (October 2000)*            1,300    2,925                  2,925

Issuance of common stock for
     cash (November 2000)*          12,700   28,575                 28,575

Issuance of common stock for
     services (November 2000)*       3,843    8,647                  8,647

Issuance of common stock for
     cash (December 2000)*          13,228   29,763                 29,763

Issuance of common stock for
     services (December 2000)*         310      698                    698



The  accompanying  notes are an integral part of the financial statements.     3

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

  For the Period May 27, 1997 (Date of Inception) to July 31, 2001 (Unaudited)


                                                       Deficit
                                                     Accumulated
                                   Common  Stock       During
                                 ------------------  Development
                                  Shares    Amount     Stage        Total
                                 ------------------------------------------
Issuance of common stock for
     a vehicle (December 2000)*      6,500   14,625                 14,625

Issuance of common stock for
     cash (January 2001)*            1,074    2,417                  2,417

Issuance of common stock for
     services (January 2001)*        1,138    2,561                  2,561

Issuance of common stock for
     cash (February 2001)*           9,045   20,350                 20,350

Issuance of common stock for
     services (February 2001)*         400      900                    900

Issuance of common stock for
     cash (March 2001)*              9,150   20,588                 20,588

Issuance of common stock for
     services (March 2001)*             91      205                    205

Issuance of common stock for
     a computer (March 2001)*        1,100    2,475                  2,475

Issuance of common stock for
     cash (April 2001)*             22,176   49,896                 49,896

Issuance of common stock for
     services (April 2001)*          2,048    4,607                  4,607

Net loss for the year                                  (249,211)  (249,211)
                                 ------------------------------------------

Balance, April 30, 2001          1,924,303  283,426    (260,842)    22,584



The  accompanying  notes are an integral part of the financial statements.     4

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

  For the Period May 27, 1997 (Date of Inception) to July 31, 2001 (Unaudited)


                                                     Deficit
                                                   Accumulated
                                 Common  Stock       During
                              -------------------  Development
                               Shares     Amount     Stage        Total
                              -------------------------------------------
Issuance of common stock for
     cash (May 2001)*            54,903   123,532                123,532

Issuance of common stock for
     services (May 2001)*        15,014    33,781                 33,781

Issuance of common stock for
     cash (June 2001)*            9,963    22,417                 22,417

Issuance of common stock for
     cash (July 2001)*            1,000     2,250                  2,250

Issuance of common stock for
     services (July 2001)*        3,145     7,076                  7,076

Net loss for the period                             (157,560)   (157,560)
                              -------------------------------------------

Balance, July 31, 2001        2,008,328  $472,482  $(418,402)  $  54,080
                              ===========================================


*Common  stock  issued  at  $2.25  per  share.



The  accompanying  notes are an integral part of the financial statements.     5

                              Mass Megawatts Power, Inc.
                           (A Development Stage Enterprise)

                         Statements of Cash Flows (Unaudited)



                                                                              May  27,
                                                        Three  Months       1997  (Date
                                                       Ended  July  31,    of Inception)
                                                    ---------------------  to  July  31,
                                                       2001       2000          2001
                                                    ------------------------------------

OPERATING ACTIVITIES
     Net loss                                       $(157,560)  $(45,044)  $   (418,402)
                                                    ------------------------------------
     Issuance of common stock in exchange for
     services and operating expenses                   40,857                    62,219
     Depreciation                                         855                     2,278
     Adjustments to reconcile net loss to net cash
     used by operating activities:
            (Decrease) increase in:
               Accounts payable                       (21,114)     2,253         12,366
               Accrued expenses                                     (456)
                                                    ------------------------------------
     Total adjustments                                 20,598      1,797         76,863
                                                    ------------------------------------
     Net cash used by operating activities           (136,962)   (43,247)      (341,539)
                                                    ------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock           148,199                   393,163
                                                    ------------------------------------

NET INCREASE (DECREASE) IN CASH                        11,237    (43,247)        51,624

CASH AT BEGINNING OF PERIOD                            40,387     83,381
                                                    ------------------------------------

CASH AT END OF PERIOD                               $  51,624   $ 40,134   $     51,624
                                                    ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.



The  accompanying  notes are an integral part of the financial statements.     6

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

          Three Months Ended July 31, 2001 and 2000 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2001 (Unaudited)



1.     FINANCIAL  STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended July 31, 2001 and 2000 and the period May 27, 1997 (date of inception) to July 31, 2001, (b) the financial position at July 31, 2001, and (c) cash flows for the three-month periods ended July 31, 2001 and 2000 and the period May 27, 1997 (date of inception) to July 31, 2001, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2001. The results of operations for the three-month periods ended July 31, 2001 and 2000 are not necessarily indicative of those to be expected for the entire year.


2.     GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $418,000 and negative cash flows from operations of approximately $342,000 since inception on May 27, 1997. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PART  I  -  FINANCIAL  INFORMATION

ITEM  2.    MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH
ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Mass Megawatts Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company shows a loss in the most recent fiscal quarter. The loss was related mostly to the development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

Although incorporated in May 1997, the Company has only two years of operating results and much uncertainty exists about the Company's future as a result of the lack of historical operating data for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

However, as far as the Company's market share is concerned, there is expected to be little significant negative impact on the Company's operating results from any changes in the underlying economics of the industry within the next 12 months; the market for electricity is large enough, whereas the Company's overall market share objective has little or no impact on the much larger electricity market.

The wind industry is favorably impacted by new legislation and regulations toward a cleaner air environment. This trend toward wind generated electricity continues to grow, particularly in view of the non-polluting nature of wind generation and its endless renewable source. However, there remains some uncertainty on whether or not the federal or state governments will continue with favorable environmental legislation despite popular support toward renewable energy.

The electric power industry is undergoing a period of deregulation and restructuring that is similar to the telecommunication deregulation of the 1980's. It is impossible to predict whether this change will have a favorable or negative impact for the industry as a whole. However, restructuring can present more advantages and opportunities for the Company's very competitive product in competing vigorously in the new marketplace.


OPERATION  SUMMARY

The highest priority will continue to be constructing power plant prototypes in the near future. New parts from earlier versions may be needed and there is cash reserved for potential contingencies.

The next priority is our marketing program. The first effort will be toward developing strategic alliances with other wind power developers who have done the initial steps of zoning, financing, and other requirements toward developing successful wind energy projects. The developers would benefit from the Company's new and more cost effective product.

As our next priority, working capital and administrative support will be used for contingencies on an "as needed" basis.


EMPLOYEES

As of July 31, 2001, the Company had 3 employees, 2 of which are employed on a part-time basis. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the California Power Exchange. The Company will try to avoid difficulties of evaluating wind resources, obtaining siting, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available.

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will at some time in the future seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities will be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provides a five percent non-refundable deposit on each block of electricity reserved for future purchase. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Electricity choice, which helps negotiate consumer electric sales, is another marketing resource for the Company's products. The Company will aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It will also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically a percentage of power sales.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

During the three-month period ended July 31, 2001, there were no legal proceedings against the Company.

ITEM  2.     CHANGES  IN  SECURITIES

During the three-month period ended July 31, 2001, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three month period ended July 31, 2001, the Company issued the following shares of stock:

Common  stock  for  cash
     (May  2001)                    54,903
Common  stock  for  services
     (May  2001)                    15,014
Common  stock  for  cash
     (June  2001)                    9,963
Common  stock  for  cash
     (July  2001)                    1,000
Common  stock  for  services
     (July  2001)                    3,145

The stock was valued at its then fair market value of $2.25 per share. These shares are not registered under the Securities Act of 1933, and have been offered under an exemption for offerings not involving a public offering.

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three-month period ended July 31, 2001, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three-month period ended July 31, 2001, the Company did not submit any matters to a vote of its security holders.

ITEM  5.     OTHER  MATTERS

The Company does not have any material information to report with respect to the three-month period ended July 31, 2001.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                   MASS MEGAWATTS POWER, INC.



Dated:  September 11, 2001                     By:  /s/  Jonathan C. Ricker
       -------------------                        ------------------------------




Dated:  September 11, 2001                     By:  /s/  Alison  Gray
       -------------------                        ------------------------------




Dated:  September 11, 2001                     By:  /s/  Jodi  A.  Vizzo
       -------------------                        ------------------------------