Form 10KSB/A
period 2001-04-30
MASS MEGAWATTS POWER INC
filed 2001-10-19
CIK 1117228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 1


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

Item  2.  Description  of  Property.                                         12

Item  3.  Legal  Proceedings.                                                12

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       12

PART  II

Item  5.  Market  for  Common  Equity  and  Related Stockholders Matters.    12

Item  6.  Management's  Discussion  and  Analysis  or  Plan of Operation.    13

Item  7.  Financial  Statements.                                             13

Item  8.  Changes in and Disagreements with Accountants on Accounting and
          Financial  Disclosures.                                            13


PART  III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section  16(a) of  the  Exchange  Act.             14

Item  10. Executive  Compensation.                                           17

Item  11. Security Ownership of Certain Beneficial Owners and Management.    19

Item  12. Certain  Relationships  and  Related  Transactions.                19

PART  IV

Item  13. Exhibits  and  Reports  on  Form  8-K.                             19

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


     We believe that we currently have sufficient funds to fund our operations for a minimum of 12 months following April 30, 2001. Although no assurances can be given, we expect to raise $200,000 from the Form SB-2 filing, and with those funds, we should be able to fund our operations for an additional 6 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.


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


     In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 18, 2001.


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


Signature/Name                      Title                        Date
--------------                      -----                        ----

 /s/  Jonathan  C.  Ricker    Chief  Executive Officer       October 18, 2001
--------------------------    Chief  Financial  Officer,
Jonathan  C.  Ricker          Director


 /s/  Allison  Gray           Director                       October 18, 2001
-------------------
Allison  Gray


 /s/  Jodi  A.  Vizzo         Director                       October 18, 2001
---------------------
Jodi  A.  Vizzo

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

                          Independent Auditors' Report



Board  of  Directors
Mass Megawatts Power, Inc.
Shrewsbury,  Massachusetts


We have audited the accompanying balance sheet of Mass Megawatts Power, Inc. (a development stage enterprise) as of April 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and the period May 27, 1997 (date of inception) to April 30, 2001. These financial statements are the responsibility of the management of Mass Megawatts Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mass Megawatts Power, Inc. for the year ended April 30, 2000 were audited by other auditors whose report dated May 16, 2000 expressed an unqualified opinion on those statements.

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

                      O'CONNOR, MALONEY & COMPANY, P.C.
                               Certified Public Accountants
                                 446 MAIN STREET
                  WORCESTER. MASSACHUSETTS O1608-2370
                 Telephone 508-757-6391 Telecopier 508.797.9307



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



                                                May 16, 2000



The  Board  of  Directors
Mass  Megawatts,  Inc.


     We have audited the accompanying balance sheet of Mass Megawatts, Inc. (a development stage company) as of April 30, 2000, and the related statements of income and of cash flows for the year then ended, and for the period May 27, 1997 (date of inception) through April 30, 2000, and the related statement of stockholders' equity for the period May 27, 1997 (date of inception) through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts, Inc. as of April 30, 2000, and the results of its operations, the changes in its stockholders equity and its cash flows for the year then ended, and for the period May 27, 1997 through April 30, 2000, in conformity with generally accepted accounting principles.


                                        /S/  O,CONNOR, MALONEY & COMPANY PC.

                                        Certified  Public  Accountants

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