Form 10QSB/A
period 2001-07-31
MASS MEGAWATTS POWER INC
filed 2001-10-19
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB/A
                               AMENDMENT NUMBER 1


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


The Company has not had revenues from operations since its inception. The Company anticipates raising funds in the near future. Specifically, the Company plans to file a registration statement under the Securities Act of 1933 on Form SB-2 registering shares of its common capital to raise up to $200,000. The Company anticipates that approximately $120,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing and advertising.

The Company anticipates that it may hire up to 5 additional employees in the next 9 months.

We believe that we currently have sufficient funds to fund our operations for a minimum of 9 months following July 31, 2001. Although no assurances can be given, we expect to raise $200,000 from the Form SB-2 filing, and with those funds, we should be able to fund our operations for an additional 6 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.


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

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                   MASS MEGAWATTS POWER, INC.



Dated:   October 18, 2001                     By:  /s/  Jonathan C. Ricker
       -------------------                        ------------------------------




Dated:   October 18, 2001                     By:  /s/  Alison  Gray
       -------------------                        ------------------------------




Dated:   October 18, 2001                     By:  /s/  Jodi  A.  Vizzo
       -------------------                        ------------------------------