Form 10QSB
period 2001-10-31
MASS MEGAWATTS POWER INC
filed 2001-12-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended October 31, 2001

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from       , 20  , to        , 20  .
                                     ------    --    --------    --

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

There were 2,034,540 shares of the Registrant's no par value common stock outstanding as of October 31, 2001.

Transitional Small Business Format (check one)  Yes        NO  X
                                                    ---       ---

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)




                                    CONTENTS



Part I - Financial Information
------------------------------

     Item  1.  Financial  Statements

     Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Part II - Other Information
---------------------------

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

Signatures
----------

PART  I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

    Three and Six Months Ended October 31, 2001 and 2000 (Unaudited) and the
     Period May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited)





                                    CONTENTS


Financial  Statements:

  Condensed Balance Sheet as of October 31, 2001 (Unaudited). . . . . . . . . .1
  Condensed Statements of Operations for the Three and Six Months Ended
    October 31, 2001 and 2000 (Unaudited) and for the Period May 27, 1997
    (Date of Inception) to October 31, 2001 (Unaudited). . . . . . . . . . . . 2
  Condensed Statements of Changes in Stockholders' Equity for the Period
    May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited). . . . .3-5
  Condensed Statements of Cash Flows for the Six Months Ended October 31,
    2001 and 2000 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception) to October 31, 2001 (Unaudited). . . . . . . . . . . . . . . . .6
  Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . 7

                              Mass Megawatts Power, Inc.
                           (A Development Stage Enterprise)

                               Condensed Balance Sheet

                             October 31, 2001 (Unaudited)



ASSETS
Current assets:
    Cash                                                             $21,193

Equipment, net of accumulated depreciation                            13,967
                                                                ------------


                                                                $     35,160
                                                                ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $      4,570
                                                                ------------

Stockholders' equity:
    Common stock; no par value; 2,200,000 shares authorized;
      2,034,540 shares issued and outstanding                        554,301
    Deficit accumulated during development stage                   (523,711)
                                                                ------------
Total stockholders' equity                                            30,590
                                                                ------------


                                                                     $35,160
                                                                ============


The accompanying notes are an integral part of the condensed financial
statements.                                                                    1

                                 Mass Megawatts Power, Inc.
                              (A Development Stage Enterprise)

                       Condensed Statements of Operations (Unaudited)




                                                                                   May 27,
                           Three  Months  Ended         Six  Months  Ended     1997 (Date of
                              October  31,                  October  31,       Inception) to
                         -----------------------  ----------------------------  October 31,
                            2001         2000           2001          2000          2001
                         -----------  -----------  ---------------  -----------  -----------
Revenues:
  Other income           $      252   $      143   $          915   $      235   $    2,940
                         -----------  -----------  ---------------  -----------  -----------


Expenses:
  Operating costs and
    expenses                104,706       38,105          262,074       83,241      523,518
  Depreciation                  855                         1,710                     3,133
                         -----------  -----------  ---------------  -----------  -----------
                            105,561       38,105          263,784       83,241      526,651
                         -----------  -----------  ---------------  -----------  -----------


Net loss                 $ (105,309)  $  (37,962)  $     (262,869)  $  (83,006)  $ (523,711)
                         ===========  ===========  ===============  ===========  ===========


Net loss per share       $     (.05)  $     (.02)  $         (.13)  $     (.05)  $     (.29)
                         ===========  ===========  ===============  ===========  ===========


Weighted average number
  of  common shares       2,025,344    1,842,958        1,974,548    1,841,564    1,837,470
                         ===========  ===========  ===============  ===========  ===========


The accompanying notes are an integral part of the condensed financial
statements.                                                                    2

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited)


                                                      Deficit
                                                    Accumulated
                                  Common  Stock       During
                               -------------------  Development
                                 Shares     Amount     Stage     Total
                               -----------------------------------------
Balance, May 27, 1997                  0   $     0   $      0   $     0

Issuance of common stock in
  settlement of a payable
  (June 1997)                  1,800,000     3,744                3,744

Net loss for the period                                (1,584)   (1,584)
                               -----------------------------------------

Balance, April 30, 1998        1,800,000     3,744     (1,584)    2,160

Net loss for the year                                  (1,905)   (1,905)
                               -----------------------------------------

Balance, April 30, 1999        1,800,000     3,744     (3,489)      255

Issuance of common stock for
  cash (April 2000)*              40,200    90,450               90,450

Net loss for the year                                  (8,142)   (8,142)
                               -----------------------------------------

Balance, April 30, 2000        1,840,200    94,194    (11,631)   82,563

Issuance of common stock for
  cash (October 2000)*             9,300    20,925               20,925

Issuance of common stock for
  cash (November 2000)*           12,700    28,575               28,575

Issuance of common stock for
  services (November 2000)*        3,843     8,647                8,647

Issuance of common stock for
  cash (December 2000)*           13,228    29,763               29,763

Issuance of common stock for
  services (December 2000)*          310       698                  698


The accompanying notes are an integral part of the condensed financial
statements.                                                                    3

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited)


                                                       Deficit
                                                     Accumulated
                                  Common  Stock        During
                              --------------------- Development
                                Shares     Amount      Stage      Total
                              ------------------------------------------

Issuance of common stock for
  a vehicle (December 2000)*      6,500     14,625               14,625

Issuance of common stock for
  cash (January 2001)*            1,074      2,417                2,417

Issuance of common stock for
  services (January 2001)*        1,138      2,561                2,561

Issuance of common stock for
  cash (February 2001)*           9,045     20,350               20,350

Issuance of common stock for
  services (February 2001)*         400        900                  900

Issuance of common stock for
  cash (March 2001)*              9,150     20,588               20,588

Issuance of common stock for
  services (March 2001)*             91        205                  205

Issuance of common stock for
  a computer (March 2001)*        1,100      2,475                2,475

Issuance of common stock for
  cash (April 2001)*             14,176     31,896               31,896

Issuance of common stock for
  services (April 2001)*          2,048      4,607                4,607

Net loss for the year                               (249,211)  (249,211)
                              ------------------------------------------

Balance, April 30, 2001       1,924,303    283,426  (260,842)    22,584


The accompanying notes are an integral part of the condensed financial
statements.                                                                    4

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited)


                                                             Deficit
                                                           Accumulated
                                        Common  Stock        During
                                    --------------------   Development
                                      Shares      Amount      Stage      Total
                                    --------------------------------------------

Issuance of common stock for
  cash (May 2001)*                     54,903     123,532               123,532

Issuance of common stock for
  services (May 2001)*                 15,014      33,781                33,781

Issuance of common stock for
  cash (June 2001)*                     9,963      22,417                22,417

Issuance of common stock for
  cash (July 2001)*                     1,000       2,250                 2,250

Issuance of common stock for
  services (July 2001)*                 3,145       7,076                 7,076

Issuance of common stock for
  cash at $3.12 per share (August
  2001)                                 6,212      19,381                19,381

Issuance of common stock for
  services at $3.12 per share
  (September 2001)                     20,000      62,438                62,438

Net loss for the period                                     (262,869)  (262,869)
                                    --------------------------------------------

Balance, October 31, 2001           2,034,540   $ 554,301  $(523,711)   $30,590
                                    ============================================


*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the condensed financial
statements.                                                                    5

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)



                                                                           May 27,
                                                   Six Months Ended     1997 (Date of
                                                      October 31,       Inception) to
                                               ------------------------  October 31,
                                                  2001          2000         2001
                                               --------------------------------------
OPERATING ACTIVITIES
     Net loss                                  $    (262,869)  $(83,006)  $ (523,711)
                                               --------------------------------------
     Issuance of common stock in exchange for
     services and operating expenses                 103,295                 124,657
     Depreciation                                      1,710                   3,133
     Adjustments to reconcile net loss to net
     cash used by operating activities:
     Increase in prepaid assets                                  (3,000)
     (Decrease) increase in:
     Accounts payable                                (28,910)     3,988        4,570
     Accrued expenses                                             (456)
                                               --------------------------------------
     Total adjustments                                76,095        532      132,360
                                               --------------------------------------
     Net cash used by operating activities          (186,774)   (82,474)    (391,351)
                                               --------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock             167,580     20,925      412,544
                                               --------------------------------------

NET (DECREASE) INCREASE IN CASH                      (19,194)   (61,549)      21,193

CASH AT BEGINNING OF PERIOD                           40,387     83,381
                                               --------------------------------------

CASH AT END OF PERIOD                          $      21,193   $ 21,832   $   21,193
                                               ======================================

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the condensed financial
statements.                                                                    6

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements

    Three and Six Months Ended October 31, 2001 and 2000 (Unaudited) and the
     Period May 27, 1997 (Date of Inception) to October 31, 2001 (Unaudited)




1.   CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended October 31, 2001 and 2000 and the period May 27, 1997 (date of inception) to October 31, 2001, (b) the financial position at October 31, 2001, and (c) cash flows for the six-month periods ended October 31, 2001 and 2000 and the period May 27, 1997 (date of inception) to October 31, 2001, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited condensed financial statements and notes of the Company for the fiscal year ended April 30, 2001. The results of operations for the three- and six-month periods ended October 31, 2001 and 2000 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made in the October 31, 2001 condensed financial statements.


2.   GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $524,000 and negative cash flows from operations of approximately $187,000 for the six-month period ended October 31, 2001. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company plans to file a registration statement under the Securities Act of 1933 on Form SB-2, registering shares of its common capital to raise up to $200,000. The Company anticipates that approximately $120,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it has sufficient funds to fund its operations for a minimum of six months following October 31, 2001. Although no assurance can be given, the Company expects to raise $200,000 from the Form SB-2 filing and, with those funds, expects to be able to fund its operations for an additional six months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

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

On November 12, 2001, the Company was cleared by the NASD to begin public trading. The Company's ticker symbol is MMGW and can be found on the Over The Counter Bulletin Board, more commonly described as OTC-BB: MMGW. Also, recent news articles on the Company, and the latest developments of its first prototype, can be found on the front page of the business section of the November 6, 2001 Telegram and Gazette, and on the front page of the November 1, 2001 Daily Southbridge News.

The Company is planning to build a full size MAT (Multiaxis Turbosystem), which has dimensions as follows: 130' x 80' x 40', consisting of 512 three-feet diameter blades that are mounted vertically on shafts that power the generators located at the bottom of the turbine. The lattice structure of the MAT provides for a definite advantage in its stiffness to weight ratio and reduces the weight by a very substantial 50 percent.

The theory behind using numerous smaller blades rather than three large blades, as is found in current wind turbines, is best explained by the following analysis. As the output increases with the square of the length, the weight of the blade using the same material and design increases with the cube of the length. In other words, a rotor ten times the diameter will weigh a thousand times as much and only capture a hundred times as much wind. In short, a rotor that is ten times larger, as found in current turbines, is capturing one-tenth the amount of energy in the wind when compared to its mass.

The final design of the MAT was the result of over ten long years of diligent research, evaluation, and analysis of current wind turbines. The focus of this research specifically addressed the problems with vertical axis turbines. A wind tunnel was constructed in Worcester, Massachusetts, which can bring airflow to a desired velocity to test and analyze the blades for structural and mechanical properties, as well as power curve measurements.

One MAT in a class V wind zone, an annual wind average of 15 mph, can produce one million kilowatt hours of electricity in one year. In other words, enough energy to supply 150 homes with energy for one year. In a class VI wind zone, such as some mountain passes in Southern California where wind farms have been existing for over 20 years, one MAT can supply enough power for 200 to 300 homes annually.

EMPLOYEES

As of October 31, 2001, the Company had 3 employees, 2 of which are employed on a part-time basis. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the three- and six-month periods ended October 31, 2001, there were no legal proceedings against the Company.

ITEM 2.   CHANGES IN SECURITIES

During the three- and six-month periods ended October 31, 2001, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the six months ended October 31, 2001, the Company issued the following shares of stock:

     Common stock for cash at $2.25 per share (May 2001)               54,903
     Common stock for services at $2.25 per share (May 2001)           15,014
     Common stock for cash at $2.25 per share (June 2001)               9,963
     Common stock for cash at $2.25  per share (July 2001)              1,000
     Common stock for services at $2.25 per share (July 2001)           3,145
     Common stock for cash at $3.12 per share (August 2001)             6,212
     Common stock for services at $3.12 per share (September 2001)     20,000

The stock was valued at its fair market value. These shares are not registered under the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

During the three- and six-month periods ended October 31, 2001, the Company was not in default on any of its indebtedness.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three- and six-month periods ended October 31, 2001, the Company did not submit any matters to a vote of its security holders.

ITEM 5.   OTHER MATTERS

The Company does not have any material information to report with respect to the three- and six-month periods ended October 31, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                             MASS MEGAWATTS POWER, INC.



Dated:        , 2001                         By:  /s/
      --------------                              ------------------------------




Dated:        , 2001                         By:  /s/
      --------------                              ------------------------------




Dated:        , 2001                         By:  /s/
      --------------                              ------------------------------