Form 10QSB/A
period 2001-10-31
MASS MEGAWATTS POWER INC
filed 2001-12-18
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

ITEM 5.   OTHER MATTERS

Claim for Shares

In May 1999, the Company purportedly executed a document with an individual who represented he had valuable technology and patents relevant to our business which he would transfer to the Company, and represented that he would and assist the Company in financing activities. Under this document, the Company would transfer share of capital stock to the individual in exchange for the patents and technology and his services in connection with financing. We subsequently determined that this individual's representation that he had valuable patents and technology relevant to our business was fraudulent. We did not receive any material services from this individual relating to our financing activities, and never received any financing from sources introduced by this individual. The individual is now claiming the right to 20% of our outstanding shares under this document. We do not believe we have an obligation to issue any shares to this individual. Our counsel has reviewed the matter and advised us it is highly unlikely this individual would recover a material number of shares if he brought a lawsuit against us. We are aware of an identical contemporaneous document giving a second individual the right to 10% of our shares for the same consideration. No claim has been made based on the second document. If a claim were made, our conclusions regarding the validity and likelihood of success would be the same as they are with respect to the first claim.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                             MASS MEGAWATTS POWER, INC.



Dated: December 17, 2001                        By:  /s/  Jodi A. Vizzo
       ------------------                            ---------------------------
                                                     Jodi A. Vizzo
                                                     Director


Dated: December 17, 2001                        By:  /s/  Allison Gray
       ------------------                            ---------------------------
                                                     Allison Gray
                                                     Director


Dated: December 17, 2001                        By:  /s/  Jonathan Ricker
       ------------------                            ---------------------------
                                                     Jonathan Ricker
                                                     Chairman and Chief
                                                     Executive Officer