Form 10QSB
period 2002-01-31
MASS MEGAWATTS POWER INC
filed 2002-03-11
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended January 31, 2002

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from ________, 20__, to ________, 20__.

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

                                 (508) 942-3531
                                 --------------
              (Registrant's Telephone Number, Including Area Code)




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

There were 2,075,210 shares of the Registrant's no par value common stock outstanding as of January 31, 2002.

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

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

    Three and Nine Months Ended January 31, 2002 and 2001 (Unaudited) and the
     Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)





                                    CONTENTS


Financial  Statements:

  Condensed Balance Sheet as of January 31, 2002 (Unaudited) . . . . . . . .   1
  Condensed Statements of Operations for the Three and Nine Months Ended
    January 31, 2002 and 2001 (Unaudited) and for the Period May 27, 1997
    (Date of Inception) to January 31, 2002 (Unaudited). . . . . . . . . . .   2
  Condensed Statements of Changes in Stockholders' Equity for the Period
    May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited) . . . . 3-6
  Condensed Statements of Cash Flows for the Nine Months Ended January 31,
    2002 and 2001 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception) to January 31, 2002 (Unaudited) . . . . . . . . . . . . . . . . 7
  Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . 8

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                             Condensed Balance Sheet

                          January 31, 2002 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $  47,096

Equipment, net of accumulated depreciation                     13,112
                                                            ----------


                                                            $  60,208
                                                            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                   $  25,628
                                                            ----------

Stockholders' equity:
  Common stock; no par value; 2,200,000 shares authorized;
    2,075,210 shares issued and outstanding                   757,651
  Deficit accumulated during development stage               (723,071)
                                                            ----------
Total stockholders' equity                                     34,580
                                                            ----------


                                                            $  60,208
                                                            ==========

The accompanying notes are an integral part of the condensed financial statements.

                               Mass Megawatts Power, Inc.
                            (A Development Stage Enterprise)

                     Condensed Statements of Operations (Unaudited)


                                                                               May  27,
                            Three Months Ended          Nine Months Ended   1997 (Date of
                                January 31,               January  31,      Inception) to
                         ------------------------  ------------------------  January 31,
                             2002         2001         2002         2001         2002
                         -----------  -----------  -----------  -----------  -----------
Revenues:
  Other income           $      159   $      148   $    1,074   $      383   $    3,099
                         -----------  -----------  -----------  -----------  -----------

Expenses:
  Operating costs and
    expenses                198,664       72,091      460,738      155,332      722,182
  Depreciation                  855          244        2,565          244        3,988
                         -----------  -----------  -----------  -----------  -----------
                            199,519       72,335      463,303      155,576      726,170
                         -----------  -----------  -----------  -----------  -----------


Net loss                 $ (199,360)  $  (72,187)  $ (462,229)  $ (155,193)  $ (723,071)
                         ===========  ===========  ===========  ===========  ===========


Net loss per share       $     (.09)  $     (.04)  $     (.23)  $     (.08)  $     (.39)
                         ===========  ===========  ===========  ===========  ===========


Weighted average number
  of common shares        2,043,698    1,870,428    1,997,648    1,860,124    1,848,599
                         ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the condensed financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)


                                                      Deficit
                                                    Accumulated
                                   Common Stock       During
                               -------------------- Development
                                 Shares     Amount     Stage     Total
                               ----------  --------  ---------  -------
Balance, May 27, 1997          $       0   $     0   $      0   $     0

Issuance of common stock in
  settlement of a payable
  (June 1997)                  1,800,000     3,744                3,744

Net loss for the period                                (1,584)   (1,584)
                               ----------  --------  ---------  -------

Balance, April 30, 1998        1,800,000     3,744     (1,584)    2,160

Net loss for the year                                  (1,905)   (1,905)
                               ----------  --------  ---------  -------

Balance, April 30, 1999        1,800,000     3,744     (3,489)      255

Issuance of common stock for
  cash (April 2000)*              40,200    90,450               90,450

Net loss for the year                                  (8,142)   (8,142)
                               ----------  --------  ---------  -------

Balance, April 30, 2000        1,840,200    94,194    (11,631)   82,563

Issuance of common stock for
  cash (October 2000)*             9,300    20,925               20,925

Issuance of common stock for
  cash (November 2000)*           12,700    28,575               28,575

Issuance of common stock for
  services (November 2000)*        3,843     8,647                8,647

Issuance of common stock for
  cash (December 2000)*           13,228    29,763               29,763

Issuance of common stock for
  services (December 2000)*          310       698                  698


The accompanying notes are an integral part of the condensed financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)


                                                     Deficit
                                                   Accumulated
                                  Common Stock        During
                              --------------------- Development
                                Shares     Amount      Stage    Total
                              ----------  ---------  ---------  --------
Issuance of common stock for
  a vehicle (December 2000)*      6,500     14,625                14,625

Issuance of common stock for
  cash (January 2001)*            1,074      2,417                 2,417

Issuance of common stock for
  services (January 2001)*        1,138      2,561                 2,561

Issuance of common stock for
  cash (February 2001)*           9,045     20,350                20,350

Issuance of common stock for
  services (February 2001)*         400        900                   900

Issuance of common stock for
  cash (March 2001)*              9,150     20,588                20,588

Issuance of common stock for
  services (March 2001)*             91        205                   205

Issuance of common stock for
  a computer (March 2001)*        1,100      2,475                 2,475

Issuance of common stock for
  cash (April 2001)*             14,176     31,896                31,896

Issuance of common stock for
  services (April 2001)*          2,048      4,607                 4,607

Net loss for the year                                (249,211)  (249,211)
                              ----------  ---------  ---------  --------

Balance, April 30, 2001       1,924,303    283,426   (260,842)    22,584

The accompanying notes are an integral part of the condensed financial statements.

                              Mass Megawatts Power, Inc.
                           (A Development Stage Enterprise)

               Condensed Statements of Changes in Stockholders' Equity

   For the Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)


                                                           Deficit
                                                         Accumulated
                                         Common Stock       During
                                    --------------------- Development
                                      Shares     Amount      Stage     Total
                                    ----------  ---------  ---------  -------
Issuance of common stock for
  cash (May 2001)*                     54,903    123,532              123,532

Issuance of common stock for
  services (May 2001)*                 15,014     33,781               33,781

Issuance of common stock for
  cash (June 2001)*                     9,963     22,417               22,417

Issuance of common stock for
  cash (July 2001)*                     1,000      2,250                2,250

Issuance of common stock for
  services (July 2001)*                 3,145      7,076                7,076

Issuance of common stock for
  cash at $3.12 per share (August
  2001)                                 6,212     19,381               19,381

Issuance of common stock for
  services at $3.12 per share
  (September 2001)                     20,000     62,438               62,438

Net loss for the period                                    (262,869) (262,869)
                                    ----------  ---------  ---------  -------

Balance, October 31, 2001           2,034,540    554,301   (523,711)   30,590

Issuance of common stock for
  cash at $5.00 per share
  (November 2001)                       1,800      9,000                9,000

The accompanying notes are an integral part of the condensed financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)


                                                       Deficit
                                                     Accumulated
                                   Common Stock        During
                                -------------------  Development
                                 Shares     Amount     Stage       Total
                                ---------  --------  ----------  ----------
Issuance of common stock for
  services at $5.00 per share
  (December 2001)                     180       900                    900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690   193,450          -     193,450

Net loss for the period                               (199,360)   (199,360)
                                ---------  --------  ----------  ----------

Balance, January 31, 2002       2,075,210  $757,651  $(723,071)  $  34,580
                                =========  ========  ==========  ==========

*Common  stock  issued  at  $2.25  per  share.

The accompanying notes are an integral part of the condensed financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                      May 27,
                                               Nine Months Ended   1997 (Date of
                                                   January 31,     Inception) to
                                             ----------------------  January 31,
                                                2002        2001        2002
                                             ----------  ----------  ----------
OPERATING ACTIVITIES
  Net loss                                   $(462,229)  $(155,193)  $(723,071)
                                             ----------  ----------  ----------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    104,195      11,906     125,557
      Depreciation                               2,565         244       3,988
      (Decrease) increase in:
        Accounts payable                        (7,852)      3,711      25,628
        Accrued expenses                                      (456)
                                             ----------  ----------  ----------
  Total adjustments                             98,908      15,405     155,173
                                             ----------  ----------  ----------
  Net cash used by operating activities       (363,321)   (139,788)   (567,898)
                                             ----------  ----------  ----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       370,030      81,680     614,994
                                             ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                  6,709     (58,108)     47,096

CASH AT BEGINNING OF PERIOD                     40,387      83,381
                                             ----------  ----------  ----------

CASH AT END OF PERIOD                        $  47,096   $  25,273   $  47,096
                                             ==========  ==========  ==========

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

The accompanying notes are an integral part of the condensed financial statements.

                           Mass Megawatts Power, Inc.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements

    Three and Nine Months Ended January 31, 2002 and 2001 (Unaudited) and the
     Period May 27, 1997 (Date of Inception) to January 31, 2002 (Unaudited)


1.     CONDENSED  FINANCIAL  STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended January 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to January 31, 2002, (b) the financial position at January 31, 2002, and (c) cash flows for the nine-month periods ended January 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to January 31, 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by
Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2001. The results of operations for the three- and nine-month periods ended January 31, 2002 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made in the 2001 condensed financial statements to conform to the classifications used in 2002.


2.     GOING  CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. As the Company has no revenues from operations, operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $(723,000) and negative cash flows from operations of approximately $(363,000) for the nine-month period ended January 31, 2002. Currently, management is soliciting additional equity investors to fund these losses until such time as revenues can be generated from operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mass Megawatts Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company plans to file a private placement memorandum under the Securities Act of 1933 under Regulation D, Rule 506, selling shares of its common stock to raise up to $200,000. The Company anticipates that approximately $120,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it has sufficient funds to fund its operations for a minimum of three months following January 31, 2002. Although no assurance can be given, the Company expects to raise $200,000 from the private placement offering and, with those funds, expects to be able to fund its operations for an additional three months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

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

EMPLOYEES

As of January 31, 2002, the Company had three employees, two of which are employed on a part-time basis. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


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

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities will be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provides a five percent non-refundable deposit on each block of electricity reserved for future purchase. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Electricity choice, which helps negotiate consumer electric sales, is another marketing resource for the Company's products. The Company will aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It will also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically a percentage of power sales.

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

During the three- and nine-month periods ended January 31, 2002, there were no legal proceedings against the Company.


ITEM  2.     CHANGES  IN  SECURITIES

During the three- and nine-month periods ended January 31, 2002, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the nine months ended January 31, 2002, the Company issued the following shares of stock:

     Common stock for cash at $2.25 per share (May 2001)              54,903
     Common stock for services at $2.25 per share (May 2001)          15,014
     Common stock for cash at $2.25 per share (June 2001)              9,963
     Common stock for cash at $2.25 per share (July 2001)              1,000
     Common stock for services at $2.25 per share (July 2001)          3,145
     Common stock for cash at $3.12 per share (August 2001)            6,212
     Common stock for services at $3.12 per share (September 2001)    20,000
     Common stock for cash at $5.00 per share (November 2001)          1,800
     Common stock for services at $5.00 per share (December 2001)        180
     Common stock for cash at $5.00 per share (December 2001)         38,690

The stock was valued at its fair market value. These shares are not registered under the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three- and nine-month periods ended January 31, 2002, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three- and nine-month periods ended January 31, 2002, the Company did not submit any matters to a vote of its security holders.

ITEM  5.     OTHER  MATTERS

In May 1999, the Company purportedly executed a document with an individual who represented that he had valuable technology and patents relevant to the Company's business that he would transfer to the Company, and represented that he would assist the Company in financing activities. Under this document, the Company would transfer shares of capital stock to the individual in exchange for the patents and technology and his services in connection with the financing.
The Company subsequently determined that this individual's representation that he had valuable patents and technology relevant to the Company's business was fraudulent. The Company did not receive any material services from this individual relating to its financing activities, and never received any financing from sources introduced by this individual. The individual is now claiming the right to 20 percent of the Company's outstanding shares under this document. The Company does not believe that it has an obligation to issue any shares to this individual. Counsel of the Company has reviewed the matter and advised the Company that it is highly unlikely that this individual would recover a material number of shares if he brought a lawsuit against the Company. The Company is aware of an identical contemporaneous document giving a second individual the right to ten percent of the Company's shares for the same consideration. No claim has been made based on the second document. If a claim were made, the Company's conclusions regarding the validity and likelihood of success would be the same as they are with respect to the first claim.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits  -  None

(b)     Reports  on  Form  8-K  -  None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS POWER, INC.



Dated:          , 2002                By:  /s/
        --------------                     ---------------------------------



Dated:          , 2002                By:  /s/
        --------------                     ---------------------------------



Dated:          , 2002                By:  /s/
        --------------                     ---------------------------------