Form 10QSB/A
period 2002-01-31
MASS MEGAWATTS POWER INC
filed 2002-03-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB/A

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

                           MASS MEGAWATTS WIND POWER, INC.
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

                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)



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

     Item  3.     Defaults  On  Senior  Securities

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.     Other  Matters

     Item  6.     Exhibits  and  Reports  on  Form  8-K

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                           Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

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


                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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


                               Mass Megawatts Wind Power, Inc.
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


                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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


                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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


                              Mass Megawatts Wind Power, Inc.
                             (A Development Stage Enterprise)

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


                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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


                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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

                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

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

(a)     Exhibits  -  None

(b)     Reports  on  Form  8-K  -  None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:  March 11, 2002                By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer


Dated:  March 11, 2002                By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director




Dated:  March 11, 2002                By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director