Form 10KSB
period 2002-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2002-07-29
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-KSB


               [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2002

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 19__, to __________, 19__.

                        Commission File Number 000-32465

                         MASS MEGAWATTS WIND POWER, INC.
                ------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


             Massachusetts                               04-2461059
     ------------------------------                ---------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification Number)

                11 Maple Avenue, Shrewsbury, Massachusetts  01545
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 751-5432
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                           Common Stock, No Par Value


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

      X YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2002.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on April 30, 2002, was approximately $2,465,991, based on price of the shares sold to the non-affiliates. The number of shares held by non-affiliates was 455,495. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of no par value common stock outstanding as of July 25, 2002 was 2,165,332.

                         MASS MEGAWATTS WIND POWER, INC.


                                    CONTENTS



Part I
------

     Item 1.     Description of Business

     Item 2.     Properties

     Item 3.     Legal Proceedings

     Item 4.     Submission of Matters to a Vote of Security Holders


Part II
-------

     Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters

     Item 6.     Management's Discussion and Analysis or Plan of Operation

     Item 7.     Financial Statements

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


Part III
--------

     Item 9.     Directors and Executive Officers of the Registrant

     Item 10.    Executive Compensation

     Item 11.    Security Ownership of Certain Beneficial Owners and Management

     Item 12.    Certain Relationships and Related Transactions


Part IV
-------

     Item 13. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

Signatures

     Forward Looking Statements

     This financial report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those sections. Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to wind energy, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.


     Cautionary Statement

     This Registration Statement may contain forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to produce a cost- effective wind energy conversion device. Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this registration statement are the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its MAT power developments; to successfully produce the MAT on time and remaining competitive; the inability of the Company to sell its current turbines offered for sale or any future sale, if needed, to finance the marketing and sales of its electricity; general economic conditions; as well as those risk factors detailed in the periodic reports filed by the company.


ITEM 1.     DESCRIPTION OF BUSINESS

(a)  General Development of Business

     Mass Megawatts Wind Power Inc., a Massachusetts Corporation ("Mass Megawatts" or the "Company") is in the business of producing wind turbines and selling wind generated electricity. The Company was organized under the laws of the Commonwealth of Massachusetts on May 27, 1997. Mass Megawatts Power, Inc. changed its name from Mass Megawatts, Inc. on January 2, 2001. Mass Megawatts Power, Inc. changed its name again this year on February 27, 2002 to Mass Megawatts Wind Power, Inc.

     There has been no bankruptcy, receivership, or proceeding in the Company's history. No event occurred involving material reclassification, merger, consolidation, or significant amount of assets purchased or sold not pertaining to the ordinary course of business. Mass Megawatts has not recorded any significant revenue since its inception and there is substantial doubt about the going concern status of the company without additional funding.

     COMPANY SUMMARY
     Mass Megawatts will build and operate wind energy power plants and will sell the electricity to the electric power exchange. The Company's technology will compete effectively in the near term with new fossil fuel fired generating facilities. The Company's patented MultiAxis Turbosystem (MAT) technology (multiple patents pending) will establish constantly renewable, clean, cost-competitive wind energy as a major factor in the production of electric power worldwide. Based on MAT's performance, the Company's proposed 1,000 megawatt wind farm is expected to produce power at a cost of 2.4 per kWh. Projections anticipate the sale of electricity to the Pacific Power Exchange at the conservative price of 3 per kWh. If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power for as much as 6.5 per kWh.

     LICENSING RIGHTS
     Mass Megawatts has been granted an exclusive license to market, within a limited territory, the MultiAxis Turbosystem (MAT) and any associated technology relative to wind velocity augmentation for the life of any patent related to
same. The limited territory is defined as:   Massachusetts, New York, New
Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. The grantee and patent holder is Windstorm International of Putnam, Connecticut. Windstorm International has patent rights on MAT and Wind Augmentation technology.

     THE PRODUCT
     The Company's leading product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. Each stack is connected to two generators mounted on the ground level footing. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kWh.

     In order to generate large amounts of cost-efficient energy, conventional turbines (airplane propeller style) require massive, and expensive, rotors to turn the huge blades. These blades must be of a diameter sufficient to increase the airflow impacting the blade's surface area. As the diameter of the blade increase, so too does the cost of other components. Large blades also create structural stress and fatigue problems in the gearbox, tower, and in the yawing system which turns the turbine into the optimal wind direction.

     The MAT reduces blade cost by using a geometrically simple, smaller blade which addresses problems associated with vertical axis turbines. Vertical axis turbines suffer from severe structural stress problems caused by the forces of lift which push the blades back and forth causing heavy cyclical loads. As vertical turbines rotate, wind contacts them first from the left side, then from the right. This constant repetitive motion causes fatigue. The popular propeller, or horizontal version, also has horizontal lift stresses, although at a reduced level since the lift forces are not constantly reversing. MAT's small blade units eliminate the structural fatigue of longer, heavier blades. It also enables MAT to more efficiently gather the mechanical power of the wind and transfers it to the generators for the production of electrical power. This innovation also allows other critical parts of the wind turbine to be repositioned, thus reducing the structural complexity and cost of construction. For example, the heavy generator and shaft speed increasing device, can now be placed at ground level rather than mounted atop the tower. 2 In conventional wind turbine design, the shaft speed increasing device is typically a heavy gearbox which must be sufficiently rugged to withstand the vibrations of the tower caused by the large blades. The combination of vibrations and yaw (the action of turning the turbine into the wind), causes structural stress.

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

     BRIEF TECHNICAL OVERVIEW OF PRODUCT ADVANTAGES
     Traditionally, wind turbines were supported by a single tower and in many cases with guy wires. That lead to a multitude of vibration and frequency related problems. The blades of vertical axis turbines were large and therefore limited in their design and the materials. For example, aluminum extrusion and fiberglass pultrusion were used in the two most serious commercial applications of vertical axis turbines. Due to the large size of the fiberglass blades, transporting them require a straight shape. The strength was limited for the purpose of being able to bend the blades at the place of installation. In other vertical axis wind technology, the aluminum blades could not form a true aerodynamically optimal shape. The blades had to be made of significant length and the available extrusion equipment for the long length and large profiles are not available for producing a structural and aerodynamic blade at a cost competitive price. The patents of both serious commercial prior applications of vertical axis technology are described in " Vertical Axis Wind Turbine" Patent number 4,449,053 and "Vertical Axis Wind Turbine with Pultruded Blades" in Patent number 5,499,904. The MAT overcame the size related disadvantages. One such manufacturing advantage of the MAT includes the cost reduction of using smaller components instead of larger and fewer components. Other advantages include providing more solid blades, which help, resolve cyclical stress advantages include providing inexpensive repair and maintenance with components like the generator, heavy variable speed equipment and gearbox on the ground level while elevating the rotor high above the ground in order to avoid turbulence. The MAT can provide a longer life for the bearings by reducing structural and mechanical stress with its vibration reduction innovations and decentralization of mechanical forces. Another advantage is to provide an improved mean to failure ratio by having many components including 256 blades, 16 shafts, and 16 generators. The MAT is also easier to construct and uses standard off the shelf items which avoids the need of custom made parts with the exception of the mass-produced blades. Several suppliers can supply the blades in order to avoid supplier backlog problems. The MAT enhances structural support by using a tower support system similar to a larger footprint like an oversized lattice tower section. A roof can provide weather protection and additional structural support. Blades can be placed at different positions or angles along the axis for reducing torque ripple. With less vibrations and better weather protection, cheaper material can be utilized in the wind system. The MAT can use cheap wooden and less expensive structural supports that are also easier to construct. An advantage of the roof is to prevent excess wear and tear without the rain and snow falling onto the turbine system. In one noted benefit, the structure could be like a four legged table unlike a one tower support system of other wind turbines. This is similar to the concept behind the lighter but stronger Rolm tower. Therefore, it requires less material for the needed stability. In an additional feature, the MAT could use an off the shelf bushing of concentric sleeves with rubber, polyurethane or other isolator, absorber and /or damper securely bonded between the structure and the moving parts. The object of this bushing would be to isolate or dampen the vibrations of the moving blades from the steel structure. The bushings will be placed between the shaft and bearings. The sleeve structure is designed to take up torsional movements as well as axial and radial loads. The design of avoiding one central blade area allows this "divide and conquer" approach of isolating the vibrations in a cost-effective manner. The belt connection with the generator would isolate vibrations in the electrical area. More importantly, the reduced vibrations and a stronger tower structure should add years to the life of the turbine at a reduced cost.

     MARKETS
     In the year 2002, $4 billion was invested in new wind turbines worldwide. Wind energy is the least expensive, fastest growing segment of the $650 billion annual world electricity market, which experienced a 30% annual growth rate for the past five years with a 35% growth rate last year in 2001. Mass Megawatts has identified 140,000 megawatts worth of opportunities to earn more than 20% rate of return on the sale of electricity with investments of MAT power plants in one half of the United States. The potential capacity is worth $11billion to $14 billion per year.

     The Company's primary targeted market is currently worth $2 billion based on projects planned for the new two years. According to the National Renewable Energy Laboratory, proposed windfarms in Mass Megawatts' licensed territory have a potential value of $100 billion within the next 20 years.

     A more profitable secondary market will be targeted within the next three years. In the emerging green market, Mass Megawatts could receive a selling price of 6 cents or greater per kWh for its clean electricity. According to studies conducted by the National Renewable Energy Laboratory, this market is estimated to have an end user value of $2 billion within the next three years, with the estimate based on the assumption that only one percent of the overall electricity market will participate in a green pricing program. Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

     Although the green market is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

     COMPETITIVE COMPARISON
     According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry. In spite of the stronger financial and organizational resources of the larger conventional gas, oil, and nuclear fuel electric generation companies, the wind industry can substantially increase sales and growth by achieving just a small increase in market share.

     The current status in wind energy economics compared with alternate energy sources is shown in Figure 1. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual windspeed of 15 miles per hour or greater. Although less than 1% of the Earth's surface experiences such conditions, Battelle Pacific Northwest laboratory estimates that wind energy could supply about 20% of the world's electricity using current wind technology. This figure does not factor the potential of MAT. A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive.

FIG. 1
Fuel Source        Cost/kWh     Market Share
--------------  --------------  -------------

Coal                   4.0             50.0%
Nuclear               15.0             20.0%
Natural Gas            3.5             10.0%
Petroleum              5.0              3.0%
Hydroelectric          4.5 *           12.0%
Wind (pre MAT)         4.5 **           0.25%
Solar                 10.0              0.5%
Diesel          7.0 - 40.0 ***          0.5%
Biomass                8.0              0.5%

     **   At good hydroelectric sites
     *** In 15 mph average windspeed conditions depending on size and location of facility, with smaller more remote locations having higher costs

     SOURCING
     The Company is not dependent upon exclusive or unique suppliers. However, certain custom-made items including bearings and blades will require four to six weeks lead time due to special manufacturing techniques. The Company has identified alternate suppliers if current business relationships cease.

     The Company plans to use multiple suppliers, chosen through competitive bidding. The price of materials used is expected to be substantially similar from one vendor to the next due to the availability of raw supplies. The absence of special technologies negates dependence on any one supplier.

     INDUSTRY ANALYSIS
     According to the U.S. Department of Energy, wind energy is rapidly becoming one of the least expensive and most abundant new sources of electricity with capacity expected to increase and costs decrease over the next two decades. Over the past two decades, the wind energy industry has increasingly studied and improved wind turbine design and operation. Initially, federal research focused on very large utility scale machines each with a capacity potential of 1 to 5 megawatts. Focus continued on larger machines during the 1970's and 1980's when many international corporations developed large wind turbines with 200 ft. blades. In the 1990's, smaller wind turbines gained acceptance as the more viable option and the majority of wind turbines today are intermediate-sized with 50-500 kWh peak capacity. Most turbines being built today are mature propeller-based designs comprising upwind, horizontal axis 3-blades construction with a 500-600 kilowatt rating. These turbines look like giant fans with thin blades and while they have lent credibility to the wind industry within the investment and developer community, the cost of energy from these turbines may be near the upper limit due to size effectiveness and efficiencies of mass production. The acceptance of these propeller-driven turbines is based on many years of testing and experience but the industry's ability to develop more efficient innovations utilizing this design is limited and research potential is exhausted. Still, numerous alternative turbines have been developed and include one-blade and two-blade machines; vertical axis design, variable speed designs; direct drive between blades; generator rather than gearbox.

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

     The Conventional Independent Power Producers (IPP)
     --------------------------------------------------
     The largest targeted industry is independent power production. According to the Massachusetts Department of Public Utilities' publication "Power to Compete" authored by Michael Best of the Center for Industrial Competitiveness, increased capacity over the next several years will result in a $50 billion increase in annual sales if IPP's can deliver electricity at 4 per kWh. Wind related IPP's currently produce $200 million in electricity sales per year in the United States at 7 per kWh. The impact of deregulation of the electric utilities is expected to present opportunities for wind-related IPP's according to the Massachusetts Technology Collaborative. With current cost of wind power in limited high wind locations at 4.5 per kWh, the cost of large scale investment in wind energy is the same to the consumer as it would be for more conventional energy sources. In other words, combined gas turbines, modern coal technologies, and wind power in limited locations can all earn enough sufficient to encourage investment if and when the retail sale of the electricity produced is 4.5 per kWh.

     The End of Line Industry
     ------------------------
     Modular sources of power generation at the end of a utility's distribution lines include small wind turbines, diesel generators, and photovoltaics. In growing communities, it is more cost effective to add small power-generating facilities such as wind turbines than to construct expensive new transmission capacity. In many regions, utilities are required to provide electric service and as a result, they will pay a premium for electricity rather than incur the higher cost of constructing new power lines and substations for transport. Within the next 10 years, potential exists for construction of wind power plants producing hundreds of megawatts in remote areas of utility distribution lines. In these areas, the price per kWh sold is several times higher than the normal selling price.

     The Green Industry
     ------------------
     In the new era of electric utility restructuring wherein consumers can choose their electricity sources, some are choosing green energy produced from clean and renewable sources such as wind or solar power. These resources are available as a commodity but the green consumer pays a premium for emission-free energy. The American Wind Energy Association in Washington, D.C. states that recent polls show that more than 5% of the general population are willing to pay more for renewable energy.

     The Off-Grid Industry
     ---------------------
     This small industry is for consumers who are not in close proximity to power lines or who choose not to be connected to the grid. The industry includes wind, solar, wood burning furnaces, and small hydropower turbines. Like the green industry, these consumers have a strong environmental awareness. Although the potential market for off-grid energy is less than 1% of the electricity market, the dollar potential is estimated to be as much as $2 billion.

     Renewable energy technologies, as well as diesel power, are the major sources of electricity for those who compete in the End of the Line, Green Energy, and Off-Grid industries.

     INDUSTRY PARTICIPANTS
     As wind energy technology gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. Although one or more may be successful, the Company believes that its technological advantage and early entry will provide a degree of competitive protection.

     As previously stated, wind energy is booming and it is the fastest growing source of energy worldwide for three consecutive years according to the National Renewable Energy Laboratory in Boulder, Colorado. Energy companies such as British Petroleum, regarded for their forward thinking management, see opportunities in wind power development. Over $1.5 billion in worldwide sales of wind power plants has been achieved in both 1996 and 1997. The total world investment in wind power projects is more than $8.5 billion. Following are just a few of the companies involved in wind power, and they represent the largest wind turbine manufactures in the world.

     The Danish firm, Vestas, is the world's leading producer of wind turbines and a major exporter of turbines to the United States. An innovator in structural and generator advancements, Vestas has 1,295 employees and its world market share in 1997 was 24%.

     Sea West Energy Corporation is a wind farm developer with completed wind power projects totaling nearly 400 megawatts ($500 million). The company has a reputation for quality turbines.

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

     DISTRIBUTION PATTERNS
     Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company will test the site to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company will obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms but MAT's slower moving blades should help eliminate this issue. The Company will also determine the need for additional transmission lines to deliver to the power grid transmission lines.

     MAIN COMPETITORS
     Mass Megawatts is claiming its stake in the growing electric power industry. The Company identifies competition in terms of specific products which fill the same needs as our products. Primary competitors are:

     Combined-Cycle Gas Turbines - innovations in this technology have led to lower costs, higher efficiency, and cleaner emissions combined with power generation for less than 4 per kWh.

     Modern Coal Technologies - New designs, which double or triple reheat scrubber-equipped plants, increase efficiencies and decrease pollution emissions relative to typical reheat designs.

     Biomass-generated electricity - Gasifying the biomass to fuel high-efficiency gas turbine systems could cost as little as 4.6 per kWh in the near term Petroleum, photovoltaic cells and nuclear power are not a current threat to Mass Megawatts since the cost to produce electricity from these sources is higher than that of wind. Cost effective, profitable hydropower is limited to a sites on swift moving water sources and with limited ability to increase market share it does not prove a major threat toward wind power.

     FOREIGN SALES AND EXPORTS
     Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30,2002.

ITEM 2.     PROPERTIES

     Mass Megawatts Wind Power, Inc. does not own any properties. The Company' administrative offices are in Worcester, Massachusetts and Shrewsbury, Massachusetts. A wind tunnel facility was built by Mass Megawatts Power, Inc. on property leased by the Company in Worcester, Massachusetts. In Charlton, Massachusetts, a field test facility is located on top of a hill where Mass Megawatts has developed a prototype. The start of construction for pilot project for a much larger version should begin before the end of Year 2002.


ITEM 3.     LEGAL PROCEEDINGS

     None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote to the security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATELD STOCKHOLDER MATTERS

     On November 12, 2001, Mass Megawatts was approved by the NASD for listing on the Over the Counter Bulletin Board. We also issued 8,500 shares of restricted common stock for services rendered by employees. In November and December 2001, 40,490 shares of common stock were sold at $5 a share in a Rule 505 of Regulation D private placement offering. A few months later in March and April 2002, another 41,548 shares of common stock were sold with another Rule 505 of Regulation D private placement offering at $4 per share. There are approximately 250 shareholders in Mass Megawatts Wind Power, Inc. as of April 30, 2002.

     In the years 2000 and 2001, Mass Megawatts sold 195,183 shares in two 504 Regulation D public stock offering at $2.25 per share raising a total of $439,162. The CUSIP number of Mass Megawatts Inc. with its Regulation D stock offerings is 575416102. Mass Megawatts had its Form 10SB registration statement filed on March 20,2001 cleared by the Securities and Exchange Commission . The Form 10SB was made effective on May 20,2001. Mass Megawatts Power, Inc. is also a fully reporting company. A Company on the OTC Bulletin Board must file quarterly unaudited reports (10Qs) and audited annual reports (10Ks) and statements of material changes (8Ks) in order to remain eligible for trading on the OTC Bulletin Board.

     Specifically, Mass Megawatts had two Small Company Offering Registration
(SCOR) stock offerings. The Company registered in the State of Massachusetts and is exempt from registration with the Securities and Exchange Commission under Rule 504 of Regulation D. The Company also secured a Standard and Poors listing in order to facilitate a manual Blue Sky Exemption for secondary trading in most states.

     The SCOR program permits the sale of securities to an unlimited number of investors, accredited or unaccredited. SCOR stock sold under a SCOR offering can be freely traded in the secondary market, making the investment more liquid and thereby appealing to investors.

     The SCOR form is known as a U-7 form. The SEC had adopted the U-7 form for two other types of offering. One is a Regulation A offering for non-reporting companies in order to raise up to $5 million and the other is a SB-1 offering, used as a transitional offering designed to be used to put a company on a exchange. A SB-1 offering permits a company to raise $10 million, but has to make periodic financial reports to the Securities and Exchange Commission.

     Dividend Policy
     ---------------
     The Company does not anticipate that it will pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earning in order to help finance the growing operations.

     As of July 25, 2002, there were approximately 250 shareholders of Common Stock. There were 2,165,332 common shares issued and outstanding. The Company has 2,200,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 200,627 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following April 30, 2002. Although no assurance can be given, the Company expects to raise $200,000 from the private placement offering and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the years ended April 30, 2002 and 2001 and the period May 27, 1999 (date of inception) to April 30, 2002. The losses are related mostly to the development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only three years of operating results and much uncertainty exists about the Company's future as a result of the lack of historical operating data for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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


EMPLOYEES

As of April 30, 2002, the Company had three employees, two of which are employed on a part-time basis. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


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

ITEM 7.     FINANCIAL STATEMENTS



                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002




                                    CONTENTS
                                    --------


Financial  Statements:

  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .     2
  Statements of Changes in Stockholders' Equity. . . . . . . . . . . . . .   3-6
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .     7
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  8-11

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                 April 30, 2002


ASSETS
Current assets:
  Cash                                                              $    47,633
  Deposits                                                                1,500
                                                                    ------------
Total current assets                                                     49,133

Equipment, net of accumulated depreciation                               12,257
                                                                    ------------


                                                                    $    61,390
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                           $    28,646
                                                                    ------------

Stockholders' equity:
  Common stock; no par value; 2,200,000 shares authorized;
    2,158,178 shares issued and outstanding                           1,089,674
  Deficit accumulated during development stage                       (1,056,930)
                                                                    ------------
Total stockholders' equity                                               32,744
                                                                    ------------


                                                                    $    61,390
                                                                    ============


The accompanying notes are an integral part of the financial statements.       1

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                             May 27,
                                                           1997 (Date
                                   Year Ended April 30,   of Inception)
                                ------------------------  to April 30,
                                   2002         2001          2002
                                -----------  -----------  ------------
Revenues:
  Other income                  $    1,229   $    1,962   $     3,254
                                -----------  -----------  ------------

Expenses:
  Operating costs and expenses     793,897      249,750     1,055,341
  Depreciation                       3,420        1,423         4,843
                                -----------  -----------  ------------
                                   797,317      251,173     1,060,184
                                -----------  -----------  ------------


Net loss                        $ (796,088)  $ (249,211)  $(1,056,930)
                                ===========  ===========  ============


Net loss per share              $    (.039)  $    (.013)  $     (.057)
                                ===========  ===========  ============


Weighted average number of
  common shares                  2,040,825    1,859,933     1,861,418
                                ===========  ===========  ============


The accompanying notes are an integral part of the financial statements.       2

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                       Deficit
                                                      Accumulated
                                  Common  Stock         During
                               --------------------   Development
                                 Shares     Amount       Stage       Total
                               ----------  --------  -------------  -------
Balance, May 27, 1997                  0   $     0   $          0   $     0

Issuance of common stock in
  settlement of a payable
  (June 1997)                  1,800,000     3,744                   3,744

Net loss for the period                                    (1,584)  (1,584)
                               ----------  --------  -------------  -------

Balance, April 30, 1998        1,800,000     3,744         (1,584)   2,160

Net loss for the year                                      (1,905)  (1,905)
                               ----------  --------  -------------  -------

Balance, April 30, 1999        1,800,000     3,744         (3,489)     255

Issuance of common stock for
  cash (April 2000)*              40,200    90,450                  90,450

Net loss for the year                                      (8,142)  (8,142)
                               ----------  --------  -------------  -------

Balance, April 30, 2000        1,840,200    94,194        (11,631)  82,563

Issuance of common stock for
  cash (October 2000)*             1,300     2,925                   2,925

Issuance of common stock for
  cash (November 2000)*           12,700    28,575                  28,575

Issuance of common stock for
  services (November 2000)*        3,843     8,647                   8,647


The accompanying notes are an integral part of the financial statements.       3

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                            Deficit
                                                           Accumulated
                                           Common Stock      During
                                           --------------  Development
                                           Shares  Amount     Stage     Total
                                           ------  ------  -----------  ------
Issuance of common stock for
  cash (December 2000)*                    13,228  29,763               29,763

Issuance of common stock for
  services (December 2000)*                   310     698                  698

Issuance of common stock for
  a vehicle (December 2000)*                6,500  14,625               14,625

Issuance of common stock for
  cash (January 2001)*                      1,074   2,417                2,417

Issuance of common stock for
  services (January 2001)*                  1,138   2,561                2,561

Issuance of common stock for
  cash (February 2001)*                     9,045  20,350               20,350

Issuance of common stock for
  services (February 2001)*                   400     900                  900

Issuance of common stock for
  cash (March 2001)*                        9,150  20,588               20,588

Issuance of common stock for
  services (March 2001)*                       91     205                  205

Issuance of common stock for
  a computer (March 2001)*                  1,100   2,475                2,475

Issuance of common stock for
  cash (April 2001)*                       22,176  49,896               49,896


The accompanying notes are an integral part of the financial statements.       4

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                           Deficit
                                                         Accumulated
                                        Common Stock       During
                                     ------------------  Development
                                      Shares    Amount      Stage        Total
                                     ---------  -------  ------------  ---------

Issuance of common stock for
  services (April 2001)*                 2,048    4,607                   4,607

Net loss for the year                                       (249,211)  (249,211)
                                     ---------  -------  ------------  ---------

Balance, April 30, 2001              1,924,303  283,426     (260,842)    22,584

Issuance of common stock for
  cash (May 2001)*                      54,903  123,532                 123,532

Issuance of common stock for
  services (May 2001)*                  15,014   33,782                  33,782

Issuance of common stock for
  cash (June 2001)*                      9,963   22,417                  22,417

Issuance of common stock for
  cash (July 2001)*                      1,000    2,250                   2,250

Issuance of common stock for
  services (July 2001)*                  3,145    7,076                   7,076

Issuance of common stock at
  $3.12 per share for services
  (August 2001)                          6,212   19,381                  19,381

Issuance of common stock at
  $3.12 per share for cash
  (September 2001)                      20,000   62,438                  62,438

Issuance of common stock at
  $5.00 per share for cash
  (November 2001)                        1,800    9,000                   9,000


The accompanying notes are an integral part of the financial statements.       5

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                          Deficit
                                                        Accumulated
                                     Common  Stock        During
                                 ---------------------  Development
                                  Shares      Amount       Stage        Total
                                 ---------  ----------  ------------  ----------
Issuance of common stock at
  $5.00 per share for cash
  (December 2001)                   38,690     193,450                  193,450

Issuance of common stock at
  $5.00 per share for services
  (December 2001)                      180         900                      900

Issuance of common stock at
  $4.00 per share for services
  (February 2002)                   25,486     101,944                  101,944

Issuance of common stock at
  $4.00 per share for services
  (March 2002)                       5,234      20,936                   20,936

Issuance of common stock at
  $4.00 per share for cash
  (March 2002)                      26,933     107,731                  107,731

Issuance of common stock at
  $4.00 per share for services
  (April 2002)                      10,700      42,800                   42,800

Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                      14,615      58,611                   58,611

Net loss for the year                                      (796,088)   (796,088)
                                 ---------  ----------  ------------  ----------

Balance, April 30, 2002          2,158,178  $1,089,674  $(1,056,930)  $  32,744
                                 =========  ==========  ============  ==========

*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the financial statements.       6

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                       May  27,
                                                                      1997 (Date
                                              Year Ended April 30,   of Inception)
                                             ----------------------  to April 30,
                                                2002        2001         2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(796,088)  $(249,211)  $(1,056,930)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    226,819      17,618       248,181
      Depreciation                               3,420       1,423         4,843
      Decrease in other receivables
      Increase (decrease) in:
        Deposits                                (1,500)                   (1,500)
        Accounts payable                        (4,834)     33,118        28,646
        Accrued expenses                                      (456)
                                             ----------  ----------  ------------
  Total adjustments                            223,905      51,703       280,170
                                             ----------  ----------  ------------
  Net cash used by operating activities       (572,183)   (197,508)     (776,760)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       579,429     154,514       824,393
                                             ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                  7,246     (42,994)       47,633

CASH AT BEGINNING OF YEAR                       40,387      83,381
                                             ----------  ----------  ------------

CASH AT END OF YEAR                          $  47,633   $  40,387   $    47,633
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the financial statements.       7

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002



1.   BACKGROUND INFORMATION

Mass Megawatts Power, Inc. (the "Company"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. The Company changed its name in January 2001 to Mass Megawatts Power, Inc. and has been in the development stage since its incorporation. The Company changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. The Company's principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. The Company expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Shrewsbury, Massachusetts.


2.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,057,000 at April 30, 2002 and negative cash flows from operations of approximately $572,000 for the year ended April 30, 2002. Currently, management is soliciting additional equity investors to fund these losses; however, no assurance can be given. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002



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

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (FASB No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. FASB No. 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company is assessing, but has not yet determined, how the adoption of FASB No. 144 will impact its financial position and results of operations.

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended April 30, 2002 and 2001 and the period May 27, 1997 (date of inception) to April 30, 2002 were $169,076, $17,752, and $186,828, respectively. There were no direct response advertising costs incurred during the periods presented.

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2002 and 2001 and the period May 27, 1997 (date of inception) to April 30, 2002 amounted to $184,246, $61,801, and $246,047, respectively.

     Loss per share has been calculated by dividing the net loss for each period by the weighted average number of common shares outstanding.


4.   EQUIPMENT

Equipment  as  of  April  30,  2002  consists  of:

     Vehicle                                                     $     14,625
     Computer  equipment                                                2,475
                                                                 ------------
                                                                       17,100
     Less accumulated depreciation                                      4,843
                                                                 ------------
                                                                 $     12,257
                                                                 ============

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002



5.   LEASES

The Company rents office space and a warehouse unit on a month-to-month basis. The total rent expense for the years ended April 30, 2002 and 2001 and the period May 27, 1997 (date of inception) to April 30, 2002 were $15,545, $5,786, and $21,631, respectively.


6.   INCOME TAXES

The Company has a net operating loss carryforward of approximately $1,057,000 at April 30, 2002 that expires in 2020 through 2023. This loss gives rise to a deferred tax asset at April 30, 2002 as follows:

     Tax  benefit  of  net  operating  loss                      $    422,700
     Less  valuation  allowance                                       422,700
                                                                 ------------
                                                                 $          0
                                                                 ============

A valuation allowance is required by Financial Accounting Standards Board No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent as of April 30, 2002 is necessary.

The valuation allowance increased by approximately $309,000 during the year ended April 30, 2002.


7.   LICENSING RIGHTS

The Company has been granted an exclusive license to market, within a limited territory, the MultiAxis Turbosystem (MAT) and any associated technology relative to wind velocity augmentation for the life of any patent related to same for 2% of net sales of these products. The limited territory is defined as Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. The grantee and patent holder is Windstorm International of Putnam, Connecticut. Windstorm International has patent rights on MAT and wind augmentation technology.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

          None

2. Changes in Registrant's Certifying Accountants (as noted on Form 8-K filed on July 20, 2001).


     (a) On July 16 2001, the Registrant engaged the accounting firm of Pender, Newkirk & Company, CPAs, as independent accountants for the year ended April 30, 2001 to replace O'Connor, Maloney, and Company, P.C., a C.P.A. firm in central Massachusetts. O'Connor, Maloney, and Company, P.C. was replaced to comply with the independence issue related to requiring an independent audit for the 10K Securities and Exchange Commission filing. The Registrant's Board of Directors approved the selection of Pender, Newkirk and Company, CPAs as the new independent accountants upon the recommendation of the Registrant's management. Management has not consulted with Pender, Newkirk and Company CPAs on any accounting, auditing or reporting matter.

     (b) During the two most recent fiscal years and interim period subsequent to April 30, 2001, there have been no disagreements with O'Connor, Maloney, and Company P.C. on any statement disclosure or auditing scope or procedure or any reportable events.

     (c) O'Connor, Maloney, and Company P.C.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     (d) The Registrant has provided O'Connor, Maloney, and Company P.C. with a copy of this disclosure and has requested that O'Connor, Maloney, and Company P.C. furnish it with a letter addressed to the SEC stating whether it agreed with the above statements.

                           O'CONNER, MALONEY & COMPANY
                          Certified Public Accountants
              466 MAIN STREET, WORCESTER, MASSACHUSETTS 01608-2370
                 Telephone 508/757-6391 Telecopier 508/797-9307

DONALD F. O.  MALONEY, CPA
DONALD F. O.  MALONEY, JR., CPA
JOSEPH F. GRIMALDO, CPA
ARTHUR T. BORB, CPA
PAUL F. SCZEPANSKI, CPA
ANTHONY D. ROZEVICIUS, CPA
ROBERT V. MALONEY, CPA
ROBERT G. SOULAY, CPA
CAROL J. MALONEY, CPA

                                  July 26, 2001

Securities and Exchange Commission Washington, D.C. 20549

Re:     Mass  Megawatts  Power,  Inc.
        11  Maple  Avenue
        Shrewsbury,  MA  01545
        Form  BK  Current  Report

To  Whom  It  May  Concern:

     We have reviewed the Form 8K Current Report of the above named registrant dated July 18, 2001.

     This will confirm to you that we agree with the statements made in that report and in particular that the reason for the change in our appointment as independent accountants was due to the fact that a partner in this firm purchased an equity position in Mass Megawatts giving rise to an independence issue.

Very  truly  yours,


/s/  Donald  P.O.  Maloney
Donald  P.O.  Maloney

DFOM/mn
enclosure

                                    PART III
                                    --------

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


Chairman  and  Chief  Executive  Officer
Jonathan  Ricker
11  Maple  Avenue
Shrewsbury,  MA  01545

     For the past 20 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 10 years.

Education  (degrees,  schools,  and  dates)

1978  -  1982     Bentley  College     Bachelor  of  Science,  General  Business
                  Waltham,  MA         Associates Degree, Science of Accounting

1974  -  1978     Worcester  Academy  Liberal  Arts  Worcester,  MA


Chief  Operating  Officer
Thomas  D.  McBride
Deerfield  Circle
Shrewsbury,  MA01545

Mr. McBride was instrumental in improving several business operations over the last 25 years. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. He was instrumental in restoring profitability and then achieving and sustaining record levels of profitability. Tom improved cash f low and instituted performance goals and measurement infrastructure at Lawrence Pumps. Mr. McBride also implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Mr. McBride developed a team oriented engineering staff, which helped reverse the declining market share through product upgrades and introducing new products. He decreased lead times on standard orders to production. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

Education (degrees, schools, and dates)

MBA from University of Akron in 1978
BSME from University of Missouri in 1970

Chief  Financial  Officer
Susan  Durnford
Old  Post  Road
Marlborogh,  MA  01752

Ms. Durnford served as Chief Financial Officer and Financial Analyst for Littlewood Communications. Sue handled all aspects of finance including contract negotiations. As part of her duties, she has created bids and submitted proposals. In other activities, Ms Durnford had managed the cash flow and all aspects of accounting for the firm. Sue has served as part of the senior management team in general business decision-making Ms. Durnford also has over 25 years experience in Human Resources and Finance. Sue has served as Human Resource Director for MKE- Quantum Components, and had broad human resources experience in previous companies. Ms. Durnford handled the Human Resources responsibilities for due diligence of two $300+ million acquisitions and high tech IPO spin offs. Sue has developed and managed compensation, benefits, and incentive programs for executives, sales staff and other employees in both large and small companies. Sue achieved significant savings in benefit negotiations and redesign of benefits programs, while enhancing the benefit to employees.

Education (degrees, schools, and dates):
BA degree from Michigan State University in 1973


Michael  A.  Cook,
Project  Finance  Manager

Mr. Cook has over 25 years of experience in the project finance in energy industry including 15 year involved with wind energy. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manger of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

Thomas  Andrellos,
Director  of  Business  Planning

Mr. Andrellos has over 20 years experience in the areas of Materials Management. Purchasing, and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. Directed the operational organization in support of budget objectives, business goals, and customer delivery. Managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plants materials manager, and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management, and employee values.


Thomas  M.  Dill,
Director  of  Corporate  Services

Mr. Dill has over 25 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Most recently Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. Hid project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.


Peter  W.  Wallis,
Electric  Utility  Sales  Manager

Mr. Wallis has coordinated utility RFP bids for projects totaling more than $1 billion. He prepared projects for approval by the Board of Directors of New England Electric Systems. Among his activities, he coordinated the sale and contract negotiation of over $150 million of energy conservation services. Peter also served as Director of Project Development of the Northeast region for over $ 1 billion worth of electricity sales coordinated under utility bidding procedures of four 20 megawatt proposals. Mr. Wallis also coordinated bids for New England Electric Systems resulting in ten conservation and four cogeneration proposals selected for projects selling over $200 million of electricity. He holds an MBA at Harvard Graduate School of Business Administration and a BA of Applied Mathematics at Brown University.

F.  Adrian  Price,
Principal  mechanical  engineer

Adrian has 18 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

Mr. Price has a BS and MS from Massachusetts Institute of Technology


DIRECTORS

There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

They are elected every year at the Company's annual meeting.

Jodi  A.  Vizzo
Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA
8  Tamarack  Lane
Shrewsbury,  MA  01545


Alison  Gray
Ms. Gray is currently a Corporate Administrator for RIGR Corporation and a local businesswoman located in Shrewsbury, MA.
35  Westwood  Road
Shrewsbury,  MA  01545


Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA ( See Executive Officers.)


ITEM  10.     EXECUTIVE  COMPENSATION

     The Company does not have an incentive or profit sharing plan for its employees, officers or directors. No employee as of April 30, 2002 has earned more than $40,000 from the Company in the last fiscal year .

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

     The following table sets forth information as of July 25, 2002 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 2,165,332 Shares issued and outstanding as of July 25, 2002.


Name and Address        Amount and nature of Beneficial Owner   Percent of Class
Of Beneficial Owner

Jonathan  Ricker
11  Maple  Avenue
Shrewsbury, MA 01545                  1,709,836                         79%

Allison Gray
11 Maple Avenue
Shrewsbury, MA 01545                        200                           *

Jodi A. Vizzo
11 Maple Avenue
Shrewsbury, MA 01545                        223                           *

Common Stock
  All officers and directors as       1,710,259                         79%
  a group (3 persons)

*  Less that 1% of the issued and outstanding shares of common capital stock


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.