Form 10KSB/A
period 2002-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2002-08-01
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                 FORM 10-KSB/A
                               AMENDMENT NUMBER 1


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

ITEM 7.     FINANCIAL STATEMENTS



                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                     Years Ended April 30, 2002 and 2001 and
            Period May 27, 1997 (Date of Inception) to April 30, 2002




                                    CONTENTS
                                    --------


Financial  Statements:

Independent  Auditors'  Report  on  Financial  Statements . . . . . . . . . . .1

  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .     3
  Statements of Changes in Stockholders' Equity. . . . . . . . . . . . . .   4-7
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .     8
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  9-12

                          Independent Auditors' Report



Board  of  Directors
Mass  Megawatts  Wind  Power,  Inc.
Shrewsbury,  Massachusetts


We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended April 30, 2002 and 2001 and the period May 27, 1997 (date of inception) to April 30, 2002. These financial statements are the responsibility of the management of Mass Megawatts Wind Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2002 and the results of its operations and its cash flows for the years ended April 30, 2002 and 2001 and the period May 27, 1997 (date of inception) to April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Mass Megawatts Wind Power, Inc. (a development stage enterprise) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender  Newkirk  &  Company
Certified  Public  Accountants
Tampa,  Florida
July  10,  2002

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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                          Deficit
                                                        Accumulated
                                     Common  Stock        During
                                 ---------------------  Development
                                  Shares      Amount       Stage        Total
                                 ---------  ----------  ------------  ----------
Issuance of common stock at
  $5.00 per share for cash
  (December 2001)                   38,690     193,450                  193,450

Issuance of common stock at
  $5.00 per share for services
  (December 2001)                      180         900                      900

Issuance of common stock at
  $4.00 per share for services
  (February 2002)                   25,486     101,944                  101,944

Issuance of common stock at
  $4.00 per share for services
  (March 2002)                       5,234      20,936                   20,936

Issuance of common stock at
  $4.00 per share for cash
  (March 2002)                      26,933     107,731                  107,731

Issuance of common stock at
  $4.00 per share for services
  (April 2002)                      10,700      42,800                   42,800

Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                      14,615      58,611                   58,611

Net loss for the year                                      (796,088)   (796,088)
                                 ---------  ----------  ------------  ----------

Balance, April 30, 2002          2,158,178  $1,089,674  $(1,056,930)  $  32,744
                                 =========  ==========  ============  ==========

*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the financial statements.       7

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                       May  27,
                                                                      1997 (Date
                                              Year Ended April 30,   of Inception)
                                             ----------------------  to April 30,
                                                2002        2001         2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(796,088)  $(249,211)  $(1,056,930)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    226,819      17,618       248,181
      Depreciation                               3,420       1,423         4,843
      Decrease in other receivables
      Increase (decrease) in:
        Deposits                                (1,500)                   (1,500)
        Accounts payable                        (4,834)     33,118        28,646
        Accrued expenses                                      (456)
                                             ----------  ----------  ------------
  Total adjustments                            223,905      51,703       280,170
                                             ----------  ----------  ------------
  Net cash used by operating activities       (572,183)   (197,508)     (776,760)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       579,429     154,514       824,393
                                             ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                  7,246     (42,994)       47,633

CASH AT BEGINNING OF YEAR                       40,387      83,381
                                             ----------  ----------  ------------

CASH AT END OF YEAR                          $  47,633   $  40,387   $    47,633
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the financial statements.       8

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