Form 10QSB
period 2002-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2002-09-05
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended July 31, 2002

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from        ,20  , to        ,20  .
                                      --------   --    --------   --

                        Commission File Number 000-32465
                                               ---------

                        MASS MEGAWATTS WIND POWER, INC.
                        -------------------------------
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

There were 2,165,672 shares of the Registrant's no par value common stock outstanding as of July 31, 2002.

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

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

Three  Months  Ended  July  31, 2002 and 2001 (Unaudited) and the
Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed Balance Sheet as of July 31, 2002 (Unaudited) . . . . . . . .
  Condensed Statements of Operations for the Three Months Ended
    July 31, 2002 and 2001 (Unaudited) and for the Period May 27, 1997
    (Date of Inception) to July 31, 2002 (Unaudited). . . . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited) . . . .
  Condensed Statements of Cash Flows for the Three Months Ended July 31,
    2002 and 2001 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception) to July 31, 2002 (Unaudited) . . . . . . . . . . . . . . .
  Notes to Condensed Financial Statements . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                            July 31, 2002 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $     1,255
  Deposits                                                        1,500
                                                            ------------
Total current assets                                              2,755


Equipment, net of accumulated depreciation                       11,402
                                                            ------------


                                                            $    14,157
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                   $    22,155
  Accrued expenses                                                  460
  Due to shareholders                                            48,000
                                                            ------------
Total current liabilities                                        70,615

Stockholders' deficit:
  Common stock; no par value; 2,200,000 shares authorized;
    2,165,672 shares issued and outstanding                   1,127,044
  Deficit accumulated during development stage               (1,183,502)
                                                            ------------
Total stockholders' deficit                                     (56,458)
                                                            ------------


                                                            $    14,157
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Operations (Unaudited)

                                                     May  27,
                          Three Months Ended      1997 (Date of
                                July 31,          Inception) to
                         -----------------------     July 31,
                            2002         2001         2002
                         -----------  -----------  ------------
Revenues:
  Other income           $       14   $      663   $     3,268
                         -----------  -----------  ------------
Expenses:
  Operating costs and
    Expenses                125,731      157,368     1,181,072
  Depreciation                  855          855         5,698
                         -----------  -----------  ------------
                            126,586      158,223     1,186,770
                         -----------  -----------  ------------

Net loss                 $ (126,572)  $ (157,560)  $(1,183,502)
                         ===========  ===========  ============
Net loss per share       $     (.06)  $     (.08)  $      (.63)
                         ===========  ===========  ============

Weighted average number
  of common shares        2,165,172    1,989,286     1,876,239
                         ===========  ===========  ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


                                                      Deficit
                                                    Accumulated
                                   Common Stock       During
                               -------------------- Development
                                 Shares     Amount     Stage     Total
                               ----------  --------  ---------  --------
Balance, May 27, 1997          $       0   $     0   $      0   $     0

Issuance of common stock in
  settlement of a payable
  (June 1997)                  1,800,000     3,744                3,744

Net loss for the period                                (1,584)   (1,584)
                               ----------  --------  ---------  --------

Balance, April 30, 1998        1,800,000     3,744     (1,584)    2,160

Net loss for the year                                  (1,905)   (1,905)
                               ----------  --------  ---------  --------

Balance, April 30, 1999        1,800,000     3,744     (3,489)      255

Issuance of common stock for
  cash (April 2000)*              40,200    90,450               90,450

Net loss for the year                                  (8,142)   (8,142)
                               ----------  --------  ---------  --------

Balance, April 30, 2000        1,840,200    94,194    (11,631)   82,563

Issuance of common stock for
  cash (October 2000)*             1,300     2,925                2,925

Issuance of common stock for
  cash (November 2000)*           12,700    28,575               28,575

Issuance of common stock for
  services (November 2000)*        3,843     8,647                8,647

Issuance of common stock for
  cash (December 2000)*           13,228    29,763               29,763

Issuance of common stock for
  services (December 2000)*          310       698                  698

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


                                                      Deficit
                                                    Accumulated
                                  Common Stock        During
                              --------------------- Development
                                Shares     Amount      Stage    Total
                              ----------  ---------  ---------  ---------
Issuance of common stock for
  a vehicle (December 2000)*      6,500     14,625                14,625

Issuance of common stock for
  cash (January 2001)*            1,074      2,417                 2,417

Issuance of common stock for
  services (January 2001)*        1,138      2,561                 2,561

Issuance of common stock for
  cash (February 2001)*           9,045     20,350                20,350

Issuance of common stock for
  services (February 2001)*         400        900                   900

Issuance of common stock for
  cash (March 2001)*              9,150     20,588                20,588

Issuance of common stock for
  services (March 2001)*             91        205                   205

Issuance of common stock for
  a computer (March 2001)*        1,100      2,475                 2,475

Issuance of common stock for
  cash (April 2001)*             22,176     49,896                49,896

Issuance of common stock for
  services (April 2001)*          2,048      4,607                 4,607

Net loss for the year                                (249,211)  (249,211)
                              ----------  ---------  ---------  ---------

Balance, April 30, 2001       1,924,303    283,426   (260,842)    22,584

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


                                                           Deficit
                                                          Accumulated
                                         Common Stock       During
                                    --------------------- Development
                                      Shares     Amount      Stage     Total
                                    ----------  ---------  ---------  -------
Issuance of common stock for
  cash (May 2001)*                     54,903    123,532              123,532

Issuance of common stock for
  services (May 2001)*                 15,014     33,782               33,782

Issuance of common stock for
  cash (June 2001)*                     9,963     22,417               22,417

Issuance of common stock for
  cash (July 2001)*                     1,000      2,250                2,250

Issuance of common stock for
  services (July 2001)*                 3,145      7,076                7,076

Issuance of common stock for
  services at $3.12 per share
  for services(August 2001)             6,212     19,381               19,381

Issuance of common stock for
  cash at $3.12 per share
  (September 2001)                     20,000     62,438               62,438

Issuance of common stock for
  cash at $5.00 per share
  (November 2001)                       1,800      9,000                9,000

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common Stock         During
                                -------------------   Development
                                 Shares      Amount      Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  services at $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  services at $4.00 per share
  (February 2002)                  25,486     101,944                  101,944

Issuance of common stock for
  services at $4.00 per share
  (March 2002)                      5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  services at $4.00 per share
  (April 2002)                     10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  services at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  services at $4.00 per share
  (July 2002)                         100         400                      400

Net loss for the period                                   (126,572)   (126,572)
                                ---------  ----------  ------------  ----------

Balance, July 31, 2002          2,165,672  $1,127,044  $(1,183,502)  $ (56,458)
                                =========  ==========  ============  ==========

*Common  stock  issued  at  $2.25  per  share.


The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                       May 27,
                                              Three Months Ended    1997 (Date of
                                                    July 31,        Inception) to
                                             ----------------------    July 31,
                                                2002        2001         2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(126,572)  $(157,560)  $(1,183,502)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses     37,370      40,857       285,551
      Depreciation                                 855         855         5,698
       Increase in deposits                                               (1,500)
      (Decrease) increase in:
        Accounts payable                        (6,491)    (21,114)       22,155
        Accrued expenses                           460                       460
                                             ----------  ----------  ------------
  Total adjustments                             32,194      20,598       312,364
                                             ----------  ----------  ------------
  Net cash used by operating activities        (94,378)   (136,962)     (871,138)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   148,199       824,393
  Due to shareholders                           48,000                    48,000
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                       48,000     148,199       872,393
                                             ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                (46,378)     11,237         1,255

CASH AT BEGINNING OF PERIOD                     47,633      40,387
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $   1,255   $  51,624   $     1,255
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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

          Three Months Ended July 31, 2002 and 2001 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended July 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to July 31, 2002, (b) the financial position at July 31, 2002, and (c) cash flows for the three-month periods ended July 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to July 31, 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2002. The results of operations for the three-month period ended July 31, 2002 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. As the Company has no revenues from operations, operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $(1,184,000) at July 31, 2002 and negative cash flows from operations of approximately $(94,400) for the three-month period ended July 31, 2002. In addition, at July 31, 2002, the Company had negative working capital of approximately $68,000 and its total liabilities exceed its total assets by approximately $56,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, management is soliciting additional equity investors to fund these losses until such time as revenues can be generated from operations, however, no assurance can be given.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company plans to file a private placement memorandum under the Securities Act of 1933 under Regulation D, Rule 506, selling shares of its common stock to raise up to $450,000. The Company anticipates that approximately $270,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis, an approximately $50,000 will be used for retrofits and approximately $110,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it has sufficient funds to fund its operations for a minimum of twelve months following July 31, 2002. Although no assurance can be given, the Company expects to raise $450,000 from the private placement offering and, with those funds, expects to be able to fund its operations for an additional twelve months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss in the most recent fiscal quarter. The loss was related mostly to professional fees and the development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

EMPLOYEES

As of July 31, 2002, the Company had no employees. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


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

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

During the three-month period ended July 31, 2002, there were no legal proceedings against the Company.


ITEM  2.     CHANGES  IN  SECURITIES

During the three-month period ended July 31, 2002, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended July 31, 2002, the Company issued the following shares of stock:

     Common stock for services at $5.00 per share (May 2002)           7,394
     Common stock for services at $4.00 per share (July 2002)            100

The stock was valued at its fair market value. These shares are not registered under the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three-month period ended July 31, 2002, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three-month period ended July 31, 2002, the Company did not submit any matters to a vote of its security holders.

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

(a)     Exhibits  -  None

(b)     Reports  on  Form  8-K  -  None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    9/3/02                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer



Dated:    9/3/02                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director



Dated:    9/3/02                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with Mass Megawatts Wind Power, Inc.'s (the Company) Quarterly Report on Form 10QSB for the period ended July 31, 2002 ("Report"), the undersigned certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


Dated:    9/3/02                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chief Executive Officer and
                                           Chief Financial Officer