Form 10QSB
period 2002-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2002-12-11
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended October 31, 2002

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

There were 2,182,831 shares of the Registrant's no par value common stock outstanding as of October 31, 2002.

Transitional  Small  Business  Format (check one)   Yes       NO  X
                                                        ---      ---

                           Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)


                                    CONTENTS



Part  I  -  Financial Information
---------------------------------

     Item  1.     Financial  Statements

     Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

     Item 3.      Controls and Procedures

Item 3 - Controls And Procedures


Part  II  -  Other Information
------------------------------

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

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

Three and Six Months Ended October 31, 2002 and 2001 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed Balance Sheet as of October 31, 2002 (Unaudited) . . . . . . . .
  Condensed Statements of Operations for the Three and Six Months Ended
    October 31, 2002 and 2001 (Unaudited) and for the Period May 27, 1997
    (Date of Inception) to October 31, 2002 (Unaudited). . . . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited) . . . .
  Condensed Statements of Cash Flows for the Six Months Ended October 31,
    2002 and 2001 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception) to October 31, 2002 (Unaudited) . . . . . . . . . . . . . . .
  Notes to Condensed Financial Statements . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          October 31, 2002 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $     1,408
  Deposits                                                        1,500
  Prepaid Expenses                                                  700
                                                            ------------
Total current assets                                              3,608


Equipment, net of accumulated depreciation                       10,547
                                                            ------------


                                                            $    14,155
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                   $    22,985
  Accrued expenses                                                  460
  Due to shareholders                                            64,281
                                                            ------------
Total current liabilities                                        87,726

Stockholders' deficit:
  Common stock; no par value; 2,500,000 shares authorized;
    2,182,831 shares issued and outstanding                   1,182,811
  Deficit accumulated during development stage               (1,256,382)
                                                            ------------
Total stockholders' deficit                                     (73,571)
                                                            ------------


                                                            $    14,155
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Operations (Unaudited)

                                                                                   May 27,
                          Three Months Ended          Six Months Ended         1997 (Date of
                                October 31,              October 31,           Inception) to
                         -----------------------  -----------------------        October 31,
                            2002         2001         2002           2001           2002
                         -----------  -----------  ------------  ------------  ------------
Revenues:
  Other income           $        2   $      252   $        16   $       915   $     3,270
                         -----------  -----------  ------------  ------------  ------------
Expenses:
  Operating costs and
    Expenses                 72,026      104,706        197,758       262,074    1,253,099
  Depreciation                  855          855          1,710         1,710        6,553
                         -----------  -----------  ------------  ------------  ------------
                             72,881      105,561        199,468       263,784    1,259,652
                         -----------  -----------  ------------  ------------  ------------

Net loss                 $  (72,879)  $ (105,309)  $  (199,452)  $  (262,869)  $(1,256,382)
                         ===========  ===========  ============  ============  ============
Net loss per share       $     (.03)  $     (.05)  $      (.09)  $      (.13)  $      (.66)
                         ===========  ===========  ============  ============  ============

Weighted average number
  of common shares        2,175,542     2,025,344    2,170,329     1,974,548     1,890,162
                         ===========  ===========  ============  ============  ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


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

  For the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


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

  For the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common Stock         During
                                -------------------   Development
                                 Shares      Amount      Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  services at $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  services at $4.00 per share
  (February 2002)                  25,486     101,944                  101,944

Issuance of common stock for
  services at $4.00 per share
  (March 2002)                      5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  services at $4.00 per share
  (April 2002)                     10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  services at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  services at $4.00 per share
  (July 2002)                         100         400                      400

Issuance of common stock for
  services at $3.25 per share
  (August 2002)                     1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                     2,310       7,508                    7,508

Issuance of common stock for
  services at $3.25 per share
  (September 2002)                    400      1,300                     1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                 12,619     41,011                    41,011

Net loss for the period                                   (199,452)   (199,452)
                                ---------  ----------  ------------  ----------

Balance, October 31, 2002       2,182,831  $1,182,811  $(1,256,382)  $ (73,571)
                                =========  ==========  ============  ==========

*Common  stock  issued  at  $2.25  per  share.


The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                        May 27,
                                                Six Months Ended     1997 (Date of
                                                   October 31,       Inception) to
                                             ----------------------   October 31,
                                                2002        2001          2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(199,452)  $(262,869)  $(1,256,382)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses     44,618     103,295       292,799
      Depreciation                               1,710       1,710         6,553
       Increase in deposits and prepaid expenses  (700)                   (2,200)
      (Decrease) increase in:
        Accounts payable                        (5,661)    (28,910)       22,985
        Accrued expenses                           460                       460
                                             ----------  ----------  ------------
  Total adjustments                             40,427      76,095       320,597
                                             ----------  ----------  ------------
  Net cash used by operating activities       (159,025)   (186,774)     (935,785)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock        11,522     167,580       835,915
  Due to shareholders                          101,278                   101,278
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                      112,800     167,580       937,193
                                             ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                (46,225)    (19,194)        1,408

CASH AT BEGINNING OF PERIOD                     47,633      40,387
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $   1,408   $  21,193   $     1,408
                                             ==========  ==========  ============

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

     During the period ended October 31, 2002, the Company exchanged 11,384 shares of common stock valued at $36,997 in payment of amounts due to shareholders.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

    Three and Six Months Ended October 31, 2002 and 2001 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended October 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to October 31, 2002, (b) the financial position at October 31, 2002, and (c) cash flows for the six-month periods ended October 31, 2002 and 2001 and the period May 27, 1997 (date of inception) to October 31, 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2002. The results of operations for the three-month and six-month periods ended October 31, 2002 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. As the Company has no revenues from operations, operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $(1,256,000) at October 31, 2002 and negative cash flows from operations of approximately $(159,000) for the six-month period ended October
31, 2002. In addition, at October 31, 2002, the Company had negative working capital of approximately $84,000 and its total liabilities exceed its total assets by approximately $74,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, management is soliciting additional equity investors to fund these losses until such time as revenues can be generated from operations, however, no assurance can be given.

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

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company has filed an SB-2 in October to raise $51,000 and plans to file a private placement memorandum under the Securities Act of 1933 under Regulation D, Rule 506, selling shares of its common stock to raise up to $450,000 between both offerings. The Company anticipates that approximately $270,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis, an approximately $50,000 will be used for retrofits and approximately $110,000 will be used for administration, working capital, marketing, and advertising.

Although no assurance can be given, the Company expects to raise $450,000 from the SB-2 and the private placement offering and, with those funds, expects to be able to fund its operations for an additional twelve months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

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

EMPLOYEES

As of October 31, 2002, the Company had no employees. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected.


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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the data of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

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

There were no other legal proceedings against the Company during the six-month period ended October 31, 2002.


ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended October 31, 2002, the Company increased the number of authorized shares of common stock to 2,500,000, but there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended October 31, 2002, the Company issued the following shares of stock:

     Common stock for services at $3.25 per share (August 2002)        1,830
     Common stock for cash at $3.25 per share (August 2002)            2,310
     Common stock for services at $3.25 per share (September 2002)       400
     Common stock for cash at $3.25 per share (September 2002)        12,619


The stock was valued at its fair market value. These shares are not registered under the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended October 31, 2002, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended October 31, 2002, the Company did not submit any matters to a vote of its security holders.

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits  -  None

(b)     Reports  on  Form  8-K  -  None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    12/3/02                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer



Dated:    12/3/02                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director



Dated:    12/3/02                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director

         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Jonathon Ricker, the Chairman and Chief Executive Officer of Mass Megawatts Wind Power, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 9, 2002                /s/ Jonathon Ricker
                                       --------------------------------------
                                       Jonathon Ricker
                                       Chief Executive Officer and
                                       Chief Financial Officer