Form 10QSB
period 2003-01-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-03-07
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended January  31, 2003

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from        ,20  , to        ,20  .
                                      --------   --    --------   --

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

There were 2,196,106 shares of the Registrant's no par value common stock outstanding as of January 31, 2003.

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

Signatures
----------

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

Three and Nine Months Ended January 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed Balance Sheet as of January 31, 2003 (Unaudited) . . . . . . . .
  Condensed Statements of Operations for the Three and Nine Months Ended
    January 31, 2003 and 2002 (Unaudited) and for the Period May 27, 1997
    (Date of Inception) to January 31, 2003 (Unaudited). . . . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited) . . . .
  Condensed Statements of Cash Flows for the Nine Months Ended January 31,
    2003 and 2002 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception) to January 31, 2003 (Unaudited) . . . . . . . . . . . . . . .
  Notes to Condensed Financial Statements . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          January 31, 2003 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $     5,317
  Deposits                                                        1,500
  Prepaid Expenses                                                2,729
                                                            ------------
Total current assets                                              9,546


Equipment, net of accumulated depreciation                        9,691
                                                            ------------


                                                            $    19,237
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                   $    32,896
  Accrued expenses                                                1,650
  Due to shareholders                                            67,311
                                                            ------------
Total current liabilities                                       101,857

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    2,196,106 shares issued and outstanding                   1,222,636
  Deficit accumulated during development stage               (1,305,256)
                                                            ------------
Total stockholders' deficit                                     (82,620)
                                                            ------------


                                                            $    19,237
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Operations (Unaudited)

                                                                                  May 27,
                            Three Months Ended         Nine Months Ended      1997 (Date of
                                January  31,              January 31,         Inception) to
                         ------------------------  --------------------------  January 31,
                            2003          2002         2003          2002          2003
                         -----------  -----------  ------------  ------------  ------------
Revenues:
  Other income           $        3   $      159   $        19   $      1,074   $     3,273
                         -----------  -----------  ------------  ------------  ------------
Expenses:
  Operating costs and
    Expenses                 48,021      198,664        245,779       460,738    1,301,120
  Depreciation                  856          855          2,566         2,565        7,409
                         -----------  -----------  ------------  ------------  ------------
                             48,877      199,519        248,345       463,303    1,308,529
                         -----------  -----------  ------------  ------------  ------------

Net loss                 $  (48,874)  $ (199,360)  $  (248,326)  $  (462,229)  $(1,305,256)
                         ===========  ===========  ============  ============  ============
Net loss per share       $     (.02)  $     (.09)  $      (.11)  $      (.23)  $      (.69)
                         ===========  ===========  ============  ============  ============

Weighted average number
  of common shares        2,186,621    2,043,698     2,175,799     1,997,648     1,903,176
                         ===========  ===========  ============  ============  ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to January 31, 2003(Unaudited)


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

  For the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)


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

  For the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common Stock         During
                                -------------------   Development
                                 Shares      Amount      Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  services at $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  services at $4.00 per share
  (February 2002)                  25,486     101,944                  101,944

Issuance of common stock for
  services at $4.00 per share
  (March 2002)                      5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  services at $4.00 per share
  (April 2002)                     10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  services at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  services at $4.00 per share
  (July 2002)                         100         400                      400

Issuance of common stock for
  services at $3.25 per share
  (August 2002)                     1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                     2,310       7,508                    7,508

Issuance of common stock for
  services at $3.25 per share
  (September 2002)                    400       1,300                    1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                  1,235       4,014                    4,014

Issuance of common stock in
  Satisfaction of a payable
  at $3.25 per share
  (September 2002)                 11,384      36,997                   36,997

Issuance of common stock for
  services at $3.00 per share
  (November 2002)                   2,400      7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                   3,025      9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                    5,520     16,560                    16,560

Issuance of common stock for
  services at $3.00 per share
  (January 2003)                    2,330      6,990                     6,990

Net loss for the period                                   (248,326)   (248,326)
                                ---------  ----------  ------------  ----------

Balance, January 31, 2002       2,196,106  $1,222,636  $(1,305,256)  $ (82,620)
                                =========  ==========  ============  ==========

*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                        May 27,
                                               Nine Months Ended     1997 (Date of
                                                  January 31,       Inception) to
                                             ----------------------   January 31,
                                                2003        2002         2003
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(248,326)  $(462,229)  $(1,305,256)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses     58,808     104,195       306,989
      Depreciation                               2,566       2,565         7,409
       Increase in deposits and prepaid expenses(2,729)                   (4,229)
      (Decrease) increase in:
        Accounts payable                         4,250      (7,852)       32,896
        Accrued expenses                         1,650                     1,650
                                             ----------  ----------  ------------
  Total adjustments                             64,545      98,908       344,715
                                             ----------  ----------  ------------
  Net cash used by operating activities       (183,781)   (363,321)     (960,541)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock        37,157     370,030       861,550
  Due to shareholders                          104,308                   104,308
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                      141,465     370,030       965,858
                                             ----------  ----------  ------------

NET (DECREASE) INCREASE IN CASH                (42,316)      6,709         5,317

CASH AT BEGINNING OF PERIOD                     47,633      40,387
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $   5,317   $  47,096   $     5,317
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

     During  the  period  ended  January   31, 2003, the Company exchanged 11,384
     shares of common stock valued at $36,997 in payment of amounts due to shareholders.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

    Three and Nine Months Ended January 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)


1.   CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended January 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to January 31, 2003, (b) the financial position at January 31, 2003, and (c) cash flows for the nine-month periods ended January 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to January 31, 2003, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2002. The results of operations for the three-month and nine-month periods ended January 31, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. As the Company has no revenues from operations, operating losses have been incurred each period since inception, resulting in an accumulated deficit of approximately $(1,305,000) at January 31, 2003 and negative cash flows from operations of approximately $(184,000) for the nine-month period ended January
31, 2003. In addition, at January 31, 2003, the Company had negative working capital of approximately $92,000 and its total liabilities exceed its total assets by approximately $83,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Currently, management is soliciting additional equity investors to fund these losses until such time as revenues can be generated from operations, however, no assurance can be given.

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

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company has filed an SB-2 in October to raise $51,000 and another one in February 2003 to raise $300,000 and plans to file a private placement memorandum under the Securities Act of 1933 under Regulation D, Rule 506, selling shares of its common stock to raise up to $450,000 between the offerings. The Company anticipates that approximately $270,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $20,000 will be used toward the test and data analysis, an approximately $50,000 will be used for retrofits and approximately $110,000 will be used for administration, working capital, marketing, and advertising.

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

EMPLOYEES

As of January 31, 2003, the Company had no employees. The Company has retained all other members of the management team as consultants. The Company expects that there are no significant changes in the number of employees.


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

There were no other legal proceedings against the Company during the six-month period ended January 31, 2003.


ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended January 31, 2003, the Company increased the number of authorized shares of common stock to 5,000,000, but there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended January 31, 2003, the Company issued the following shares of stock:

Common stock for services at $3.00 per share (November 2002) 2,400
Common stock for cash at $3.00 per share (December 2002)     3,025
Common stock for cash at $3.00 per share (January 2003)      5,520
Common stock for services at $3.00 per share (January 2003)  2,330

The stock was valued at its fair market value. These shares are not registered under Rule 415 of the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended January 31, 2003, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 27, 2003, at a special meeting of the shareholders, we approved The following by a vote of 1,834,000 shares in favor and no shares against:

- Amending our articles of organization to change our corporate name to "Mass Megawatts Wind Power, Inc." from "Mass Megawatts Power, Inc." and ratifying all actions taken previously to effect such amendment and name change;

- Amending our articles of organization to increase our authorized capital stock to 5,000,000 shares of Common Stock from 2,200,000 shares of Common Stock and ratifying all actions taken previously to effect such amendment and increase; and

- Approving and adopting Amended and Restated By-laws of the Company incorporated by reference to Form 8-K filed on February 4, 2003.

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits  -  None

(b)  Reports  on  Form  8-K  -

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 4, 2003, which included the amendment of the Articles of Incorporation and By-laws of the Company. The Articles of Incorporation and the By-laws were attached as an exhibit to the Form 8-K.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                       MASS MEGAWATTS WIND POWER, INC.


Dated:                                 By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer



Dated:                                 By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director



Dated:                                 By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
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

4. The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The other certifying officers and I have disclosed, based on my most recent evaluation, to the Company's auditors and the Company's board of directors (or persons performing the equivalent functions):

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

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:                                  /s/ Jonathon Ricker
       -----------------               --------------------------------------
                                       Jonathon Ricker
                                       Chief Executive Officer and
                                       Chief Financial Officer

            CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

                      18 U.S.C 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10KSB of Mass Megawatts Wind Power, Inc. (the Company) for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), Jonathon Ricker, the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:                                  /s/ Jonathon Ricker
       -----------------               --------------------------------------
                                       Jonathon Ricker
                                       Chief Executive Officer and
                                       Chief Financial Officer

This certification accompanies the Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of 18 of the Securities Exchange Act of 1934, as amended.