Form 10KSB/A
period 2002-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2003-05-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                 FORM 10-KSB/A
                               AMENDMENT NUMBER 2

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

                                 (508) 751-5432
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


---------------------------             -----------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value              OTCBB
---------------------------             -----------

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


As of April 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,465,991, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 365,332. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2002, the number of shares outstanding of the Registrant's Common Stock, no par value was 2,165,332.

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

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATELD STOCKHOLDER MATTERS


The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol "MMGW.OB." The following table sets forth, for the fiscal year ended April 30, 2002, the high and low per share prices of the Company's Common Stock as reported by the OTCBB.

                           2002
                   HIGH           LOW
First Quarter   $        N/A  $      N/A
Second Quarter           N/A         N/A
Third Quarter          12.00       12.00
Fourth Quarter         10.00        4.00


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

Mass Megawatt's market share and any changes in the underlying economics of the industry are expected to have a minimal effect on the Company's operating results within the next 12 months. This is due to the large market for electricity and the Company's overall market share having little or no impact on a market this size.

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


OPERATION SUMMARY

The highest priority will be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

The highest priority will be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

The next priority is our marketing program. Upon successful third party verification, Mass megawatts can begin developing strategic alliances with other wind power developers who have done the initial more expensive and sometimes complicated steps of zoning, financing and other requirements toward developing much larger commercial wind energy projects. The developers would benefit from Mass Megawatt's new product if it can be proven to be more cost effective in the finance community. No assurance can be given as to the development of a successful new product. However, the third party verification should go a long way toward removing the doubt.

Included in the marketing program is the initial establishments of strategic alliances with companies involved with green marketing programs. During the third party verification process, Mass Megawatts, will begin these efforts with "word of mouth" techniques at business organizations and with power brokers. As a lower priority Mass Megawatts may be involved in very limited efforts to include direct advertising to green pricing customers either through direct mail or advertising in the media in conjunction with environmental related events. On a limited budget, the Company will be able to determine which marketing methods are most effective by marketing in a very limited geographical area.

As initial marketing efforts including "word of mouth" techniques have matured, the company will advertise in local publications if cash flow allows continued marketing efforts. Again as noted earlier, no assurance can be given as to the development of a successful marketing program. If successful, television and radio advertisement could be utilized.

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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                            Deficit
                                                           Accumulated
                                           Common Stock      During
                                           --------------  Development
                                           Shares  Amount     Stage     Total
                                           ------  ------  -----------  ------
Issuance of common stock for
  cash (December 2000)*                    13,228  29,763               29,763

Issuance of common stock for
  services (December 2000)*                   310     698                  698

Issuance of common stock for
  a vehicle (December 2000)*                6,500  14,625               14,625

Issuance of common stock for
  cash (January 2001)*                      1,074   2,417                2,417

Issuance of common stock for
  services (January 2001)*                  1,138   2,561                2,561

Issuance of common stock for
  cash (February 2001)*                     9,045  20,350               20,350

Issuance of common stock for
  services (February 2001)*                   400     900                  900

Issuance of common stock for
  cash (March 2001)*                        9,150  20,588               20,588

Issuance of common stock for
  Marketing services (March 2001)*             91     205                  205

Issuance of common stock for
  a computer (March 2001)*                  1,100   2,475                2,475

Issuance of common stock for
  cash (April 2001)*                       22,176  49,896               49,896


The accompanying notes are an integral part of the financial statements.       5

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                           Deficit
                                                         Accumulated
                                        Common Stock       During
                                     ------------------  Development
                                      Shares    Amount      Stage        Total
                                     ---------  -------  ------------  ---------
Issuance of common stock for
  services (April 2001)*                 2,048    4,607                   4,607

Net loss for the year                                       (249,211)  (249,211)
                                     ---------  -------  ------------  ---------

Balance, April 30, 2001              1,924,303  283,426     (260,842)    22,584

Issuance of common stock for
  cash (May 2001)*                      54,903  123,532                 123,532

Issuance of common stock for
  services (May 2001)*                  15,014   33,782                  33,782

Issuance of common stock for
  cash (June 2001)*                      9,963   22,417                  22,417

Issuance of common stock for
  cash (July 2001)*                      1,000    2,250                   2,250

Issuance of common stock for
  services (July 2001)*                  3,145    7,076                   7,076

Issuance of common stock at
  $3.12 per share for material
  for wind tunnel (August 2001)          6,212   19,381                  19,381

Issuance of common stock at
  $3.12 per share for cash
  (September 2001)                      20,000   62,438                  62,438

Issuance of common stock at
  $5.00 per share for cash
  (November 2001)                        1,800    9,000                   9,000


The accompanying notes are an integral part of the financial statements.       6

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

        For the Period May 27, 1997 (Date of Inception) to April 30, 2002


                                                          Deficit
                                                        Accumulated
                                     Common  Stock        During
                                 ---------------------  Development
                                  Shares      Amount       Stage        Total
                                 ---------  ----------  ------------  ----------
Issuance of common stock at
  $5.00 per share for cash
  (December 2001)                   38,690     193,450                  193,450

Issuance of common stock at
  $5.00 per share for Power Point
  services (December 2001)             180         900                      900

Issuance of common stock at
  $4.00 per share for engineering
  services and electrical
  material (February 2002)          25,486     101,944                  101,944

Issuance of common stock at
  $4.00 per share for structural
  design and parts acquisition
  services (March 2002)              5,234      20,936                   20,936

Issuance of common stock at
  $4.00 per share for cash
  (March 2002)                      26,933     107,731                  107,731

Issuance of common stock at
  $4.00 per share for marketing
  services (April 2002)             10,700      42,800                   42,800

Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                      14,615      58,611                   58,611

Net loss for the year                                      (796,088)   (796,088)
                                 ---------  ----------  ------------  ----------

Balance, April 30, 2002          2,158,178  $1,089,674  $(1,056,930)  $  32,744
                                 =========  ==========  ============  ==========

*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the financial statements.       7

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                       May  27,
                                                                      1997 (Date
                                              Year Ended April 30,   of Inception)
                                             ----------------------  to April 30,
                                                2002        2001         2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(796,088)  $(249,211)  $(1,056,930)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    226,819      17,618       248,181
      Depreciation                               3,420       1,423         4,843
      Decrease in other receivables
      Increase (decrease) in:
        Deposits                                (1,500)                   (1,500)
        Accounts payable                        (4,834)     33,118        28,646
        Accrued expenses                                      (456)
                                             ----------  ----------  ------------
  Total adjustments                            223,905      51,703       280,170
                                             ----------  ----------  ------------
  Net cash used by operating activities       (572,183)   (197,508)     (776,760)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       579,429     154,514       824,393
                                             ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                  7,246     (42,994)       47,633

CASH AT BEGINNING OF YEAR                       40,387      83,381
                                             ----------  ----------  ------------

CASH AT END OF YEAR                          $  47,633   $  40,387   $    47,633
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the financial statements.       8

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


2.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,057,000 at April 30, 2002 and negative cash flows from operations of approximately $572,000 for the year ended April 30, 2002. These losses and deficit are due to the Company continuing to spend money for the development of the product that is not currently ready for resale. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

Part IV


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits - none
     b)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2002:

          July 18, 2001 reporting the Company's change in certified public accountants from O'Connor, Maloney & Company P.C. to Pender, Newkirk & Company CPAs.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    4/24/03                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer



Dated:    4/24/03                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director



Dated:    4/24/03                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
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


I, Jonathon Ricker, the Chairman and Chief Executive Officer of Mass Megawatts Wind Power, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   I am responsible for establishing and
     maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   4/24/03                        /s/ Jonathon Ricker
       ------------                   --------------------------------------
                                       Jonathon Ricker
                                       Chief Executive Officer and
                                       Chief Financial Officer




                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with Mass Megawatts Wind Power, Inc.'s (the Company) Annual Report on Form 10KSB for the year ended April 30, 2002 ("Report"), the undersigned certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


Dated:    4/24/03                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chief Executive Officer and
                                           Chief Financial Officer