Form 10QSB/A
period 2002-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-05-15
CIK 1117228

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

Issuance of common stock for
  product testing services
  (November 2000)*                 3,843     8,647                8,647

Issuance of common stock for
  cash (December 2000)*           13,228    29,763               29,763

Issuance of common stock for
  product testing services
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

Issuance of common stock for
  marketing services
  (January 2001)*                 1,138      2,561                 2,561

Issuance of common stock for
  cash (February 2001)*           9,045     20,350                20,350

Issuance of common stock for
  wind tunnel construction
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

Issuance of common stock for
  prototype detailing services
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

Issuance of common stock for
  test acquisition services
  (May 2001)*                          15,014     33,782               33,782

Issuance of common stock for
  cash (June 2001)*                     9,963     22,417               22,417

Issuance of common stock for
  cash (July 2001)*                     1,000      2,250                2,250

Issuance of common stock for
  test record & secretarial
  services (July 2001)*                 3,145      7,076                7,076

Issuance of common stock for
  services at $3.12 per share
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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

  For the Period May 27, 1997 (Date of Inception) to July 31, 2002 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common Stock         During
                                -------------------   Development
                                 Shares      Amount      Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  Power Point services at
  $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  engineering services and
  electrical material at $4.00
  per share (February 2002)        25,486     101,944                  101,944

Issuance of common stock for
  structural design and parts
  acquisition services at $4.00
  per share (March 2002)            5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  Engineering related services
  at $4.00 per share
  (April 2002)                     10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  Engineering related services
  at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  services at $4.00 per share
  (July 2002)                         100         400                      400

Net loss for the period                                   (126,572)   (126,572)
                                ---------  ----------  ------------  ----------

Balance, July 31, 2002          2,165,672  $1,127,044  $(1,183,502)  $ (56,458)
                                =========  ==========  ============  ==========

* Common stock issued at $2.25 per share.


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

3.   DUE  TO  SHAREHOLDER

The due to shareholder account is made up of small advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

Mass Megawatt's market share and any changes in the underlying economics are expected to have a minimal effect on the Company's operating results within the next 12 months. This is due to the large market for electricity and the Company's overall market share having little or no impact on a market this size.

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


OPERATION SUMMARY

The highest priority will be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado The purpose is to prove the new product's long term durability in order to to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

On November 12, 2001, the Company was cleared by the NASD to begin public trading. The Company's ticker symbol is MMGW.OB and can be found on the Over The Counter Bulletin Board, more commonly described as OTC-BB: MMGW.OB. Also, recent news articles on the Company, and the latest developments of its first prototype, can be found on the front page of the business section of the November 6, 2001 Telegram and Gazette, and on the front page of the November 1, 2001 Daily Southbridge News.

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