Form 10QSB/A
period 2002-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-05-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended October 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from        ,20  , to         ,20  .
                                           -------   --      -------   --

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

ITEM 1. FINANCIAL STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

Three and Six Months Ended October 31, 2002 and 2001 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)




                                    CONTENTS


Financial  Statements:
  Condensed  Balance  Sheet  as  of  October  31,  2002  (Unaudited) . . . . . .
  Condensed Statements of Operations for the Three and Six Months Ended
    October 31, 2002 and 2001 (Unaudited) and for the Period May 27, 1997
    (Date  of  Inception)  to  October  31,  2002  (Unaudited) . . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited) . Condensed Statements of Cash Flows for the Three and Six Months Ended October
     31, 2002 and 2001 (Unaudited) and for the Period May 27, 1997 (Date of
     Inception)  to  October  31,  2002  (Unaudited) . . . . . . . . . . . . . .
  Notes  to  Condensed  Financial  Statements. . . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          October 31, 2002 (Unaudited)

ASSETS
Current  assets:
  Cash                                                      $     1,408
  Deposits                                                        1,500
  Prepaid  Expenses                                                 700
                                                            ------------
Total  current  assets                                            3,609


Equipment,  net  of  accumulated  depreciation                   10,547
                                                            ------------


                                                            $    14,155
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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to October 31, 2002 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common  Stock         During
                                -------------------   Development
                                 Shares      Amount       Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  Power Point services at
  $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  engineering services and
  electrical material at $4.00
  per share (February 2002)        25,486     101,944                  101,944

Issuance of common stock for
  structural design and parts
  acquisition services at $4.00
  per share (March 2002)            5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  marketing services at $4.00
  per share (April 2002)           10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  engineering related services
  at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  services at $4.00 per share
  (July 2002)                         100         400                      400

Issuance of common stock for
  data acquisition services
  at $3.25 per share
  (August 2002)                     1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                     2,310       7,508                    7,508

Issuance of common stock for
  office & clerical services
  at $3.25 per share
  (September 2002)                    400      1,300                     1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                  1,235      4,014                     4,014

Issuance of common stock for
  payable at $3.25 per share
  (September 2002)                 11,384     36,997                    36,997

Net loss for the period                                   (199,452)   (199,452)
                                ---------  ----------  ------------  ----------

Balance, October 31, 2002       2,182,831  $1,182,811  $(1,256,382)  $ (73,571)
                                =========  ==========  ============  ==========

*   Common stock issued at $2.25 per share.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                        May 27,
                                                Six Months Ended    1997 (Date of
                                                   October 31,      Inception) to
                                             ----------------------   October 31,
                                                2002        2001         2002
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(199,452)  $(262,869)  $(1,256,382)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses     44,618     103,295       292,799
      Depreciation                               1,710       1,710         6,553
       Increase in deposits and prepaid expenses  (700)                   (2,200)
      (Decrease) increase in:
        Accounts payable                        (5,661)    (28,910)       22,985
        Accrued expenses                           460                       460
                                             ----------  ----------  ------------
  Total adjustments                             40,427      76,095       320,597
                                             ----------  ----------  ------------
  Net cash used by operating activities       (159,025)   (186,774)     (935,785)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock        11,522     167,580       835,915
  Due to shareholders                          101,278                   101,278
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                      112,800     167,580       937,193
                                             ----------  ----------  ------------

NET (DECREASE) INCREASE IN CASH                (46,225)    (19,194)        1,408

CASH AT BEGINNING OF PERIOD                     47,633      40,387
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $   1,408   $  21,193   $     1,408
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

3.   DUE  TO  SHAREHOLDERS

The due to shareholders account is made up of small advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

The Company believes that it has sufficient funds to fund its operations for a minimum of twelve months following October 31, 2002. Although no assurance can be given, the Company expects to raise $450,000 from the SB-2 and the private placement offering and, with those funds, expects to be able to fund its operations for an additional twelve months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

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


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three-month period ended October 31, 2002, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three-month period ended October 31, 2002, the Company did not submit any matters to a vote of its security holders.

ITEM  5.     OTHER  MATTERS

None


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


Dated:  4/24/03                          /s/  Jonathon  Ricker
       ------------                    --------------------------------------
                                       Jonathon  Ricker
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with Mass Megawatts Wind Power, Inc.'s (the Company) Quarterly Report on Form 10QSB for the period ended October 31, 2002 ("Report"), the undersigned certifies that:

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