Form 10QSB/A
period 2003-01-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-05-15
CIK 1117228

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


                                    CONTENTS



Part  I - Financial Information
-------------------------------

     Item  1.     Financial  Statements

     Item  2.     Management's Discussion & Analysis of Financial
                  Condition  and  Results of Operations

     Item  3.     Controls  and  Procedures

Item  3  -  Controls  And  Procedures


Part  II - Other Information
----------------------------

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

Three and Nine Months Ended January 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed  Balance  Sheet  as  of  January  31,  2003  (Unaudited). . . . . .
  Condensed Statements of Operations for the Three and Nine Months Ended
    January 31, 2003 and 2002 (Unaudited) and for the Period May 27, 1997
    (Date  of  Inception)  to  January  31,  2003  (Unaudited). . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited). Condensed Statements of Cash Flows for the Nine Months Ended January 31,
    2003 and 2002 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception)  to  January  31,  2003  (Unaudited) . . . . . . . . . . . . . .
  Notes  to  Condensed  Financial  Statements . . . . . . . . . . . . . . . . .

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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to January 31, 2003 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common  Stock         During
                                -------------------   Development
                                 Shares      Amount       Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  Power Point services at
  $5.00 per share
  (December 2001)                     180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  engineering services and
  electrical material at $4.00
  per share (February 2002)        25,486     101,944                  101,944

Issuance of common stock for
  structural design and parts
  acquisition services at $4.00
  per share (March 2002)            5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  marketing services at $4.00
  per share (April 2002)           10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  engineering related services
  at $5.00 per share
  (May 2002)                        7,394      36,970                   36,970

Issuance of common stock for
  marketing material services
  at $4.00 per share
  (July 2002)                         100         400                      400

Issuance of common stock for
  data acquisition services
  at $3.25 per share
  (August 2002)                     1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                     2,310       7,508                    7,508

Issuance of common stock for
  office & clerical services
  at $3.25 per share
  (September 2002)                    400       1,300                    1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                  1,235       4,014                    4,014

Issuance of common stock in
  Satisfaction of a payable
  at $3.25 per share
  (September 2002)                 11,384      36,997                   36,997

Issuance of common stock for
  prototype test data services
  at $3.00 per share
  (November 2002)                   2,400      7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                   3,025      9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                    5,520     16,560                    16,560

Issuance of common stock for
  services at $3.00 per share
  (January 2003)                    2,330      6,990                     6,990

Net loss for the period                                   (248,326)   (248,326)
                                ---------  ----------  ------------  ----------

Balance, January 31, 2003       2,196,106  $1,222,636  $(1,305,256)  $(82,620)
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


Dated:    4/24/03                       /s/  Jonathon  Ricker
       ----------------                --------------------------------------
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


Dated:    4/24/03                        /s/  Jonathon  Ricker
       ----------------                --------------------------------------
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