Form 10QSB/A
period 2002-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-07-25
CIK 1117228

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

ITEM  5.     OTHER  MATTERS

Claim for Shares

In May 1999, the Company purportedly executed a document with an individual who represented that he had valuable technology and patents relevant to the Company's business that he would transfer to the Company, and represented that he would assist the Company in financing activities. Under this document, the Company would transfer shares of capital stock to the individual in exchange for the patents and technology and his services in connection with the financing.
The Company subsequently determined that this individual's representation that he had valuable patents and technology relevant to the Company's business was fraudulent. The Company did not receive any material services from this individual relating to its financing activities, and never received any finanto its finsources introduced by this individual. The individual is now claiming the right to 20 percent of the Company's outstanding shares under this document. The Company does not believe that it has an obligation to issue any shares to this individual. Counsel of the Company has reviewed the matter and advised the Company that it is highly unlikely that this idvised l would recover a material number of shares if he brought a lawsuit against the Company. The Company is aware of an identical contemporaneous document giving a second individual the right to ten percent of the Company's shares for the same consideration. No claim has been made based on the second document. If a claim were made, the Company's conclusions regacument. If lidity and likelihood of success would be the same as they are with respect to the first claim.


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

.. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Dated:  4/24/03                        /s/ Jonathon Ricker
        --------------                     ---------------------------------
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