Form 10KSB
period 2003-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2003-07-25
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2003

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 20__, to __________, 20__.

                        Commission File Number 000-32465

                        MASS MEGAWATTS WIND POWER, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Massachusetts                               04-3402789
     ------------------------------                ---------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification Number)

                11 Maple Avenue, Shrewsbury, Massachusetts  01545
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 751-5432
                                 --------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

---------------------------            -----------

Securities registered under Section 12(g) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

Common Stock, No Par Value             OTCBB
---------------------------            -----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X YES         NO
     ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      X YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2003.


As of April 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $413,564, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 516,955. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2003, the number of shares outstanding of the Registrant's Common Stock, no par value was 2,226,791.



                        MASS MEGAWATTS WIND POWER, INC.


                                    CONTENTS



Part I
------

     Item  1.     Description of Business

     Item  2.     Description of Properties

     Item  3.     Legal Proceedings

     Item  4.     Submission of Matters to a Vote of Security Holders


Part II
-------

     Item  5.     Market for the Common Equity and Related Stockholder Matters

     Item  6.     Management's Discussion and Analysis or Plan of Operation

     Item  7.     Financial Statements

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


Part III
--------

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Item  10.    Executive Compensation

     Item  11.    Security Ownership of Certain Beneficial Owners and Management

     Item  12.    Certain Relationships and Related Transactions

     Item  13.    Exhibits and Reports on Form 8-k

     Item  14.    Controls and Procedures


Signatures

Certifications

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


ITEM  1.     DESCRIPTION  OF  BUSINESS

(a)  General Development of Business

     Mass Megawatts Wind Power Inc., a Massachusetts Corporation ("Mass Megawatts" or the "Company") is in the business of producing wind turbines and selling wind generated electricity. The Company was organized under the laws of the Commonwealth of Massachusetts on May 27, 1997 as Mass Megawatts, Inc. and changed its name to Mass Megawatts Power, Inc. on January 2, 2001. Mass Megawatts Power, Inc. changed its name again on February 27, 2002 to Mass Megawatts Wind Power, Inc.

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

     COMPANY SUMMARY
     Mass Megawatts will build and operate wind energy power plants and will sell the electricity to the electric power exchange. The Company's technology will compete effectively in the near term with new fossil fuel fired generating facilities. The Company's patented MultiAxis Turbosystem (MAT) technology (multiple patents pending) will establish constantly renewable, clean, cost-competitive wind energy as a major factor in the production of electric power worldwide. Based on MAT's performance, the Company's proposed 1,000 megawatt wind farm is projected to produce power at less than 2.5 cents per kWh in high wind speed locations being measured at greater than 16 miles per hour average annual wind velocity. The 1000 megawatt power plant is projected to be completed by the year 2009. Mass Megawatts is not expected to finalize a location until November 2003 at the earliest.

Projections anticipate the sale of electricity to the Pacific Power Exchange at the conservative price of 3 cents per kWh. If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power for as much as 6.5 cents per kWh. In the open market, the price is likely to be a conservative 4 cents per kWh over the long term. Power brokers usually receive a premium of 1.5 cents per kWh above the wholesale price paid on the open market. Therefore, 5.5 cents per kWh is a conservative green market price paid to green power brokers. The market is new and subject to uncertainty including price fluctuations.

     The sale of electricity to power brokers are more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a 2 cents per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Mass Megawatts will market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. Mass megawatts plans to build and operate wind energy plants and sell the electricity either through contracts with utilities which is the traditional method for independent power plants or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. In some cases, we will sell the power plants themselves to large customers or utilities.


     LICENSING  RIGHTS
     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

     THE  PRODUCT
     The Company's leading product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes.

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

     MARKETS
     In the year 2002, $4 billion was invested in new wind turbines worldwide. Wind energy experienced a 30% annual growth rate for the past five years with a 35% growth rate last year in 2001. A more profitable secondary market will be targeted within the next three years which is the emerging green market. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricityRecent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

     Although the green market is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

     COMPETITIVE COMPARISON
     According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry

     The current status in wind energy economics compared with alternate energy sources is shown in Figure 1. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual windspeed of 15 miles per hour or greater. Although less than 1% of the Earth's surface experiences such conditions, Battelle Pacific Northwest laboratory estimates that wind energy could supply about 20% of the world's electricity using current wind technology. This figure does not factor the potential of MAT. A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive.

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

     *   At good hydroelectric sites
     **  In 15 mph average windspeed conditions
     *** Depending on size and location of facility, with smaller more remote locations having higher costs

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

     Wind Energy Industry PARTICIPANTS
     As wind energy technology gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. Although one or more may be successful, the Company believes that its technological advantage and early entry will provide a degree of competitive protection.

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

     Energy COMPETITORS not within the wind energy sector
     Mass Megawatts is claiming its stake in the growing electric power industry. The Company identifies competition in terms of specific products which fill the same needs as our products. Primary competitors are:

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

     FOREIGN SALES AND EXPORTS
     Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2003 or 2002.

     RESEARCH AND DVELOPMENT COSTS
     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2003 and 2002 amounted to $78,047 and $184,246, respectively. All of These costs are borne by the Company.

     EMPLOYEES
     As of April 30, 2003, the Company had no full time employees, however, Jonathan Ricker is a full-time consultant and hires part time employees as necessary. The Company has retained other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected. None of the Company's employees are covered by a collective bargaining agreement.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     Mass Megawatts Wind Power, Inc. does not own any properties. The Company's administrative offices areon Prescott Street in Worcester, Massachusetts and Shrewsbury, Massachusetts. A wind tunnel facility was built by Mass Megawatts Wind Power, Inc. on property leased at the same location on Prescott Street in Worcester, Massachusetts. In Charlton, Massachusetts, a field test facility is located on top of a hill where Mass Megawatts has developed a prototype.

ITEM  3.     LEGAL  PROCEEDINGS


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

     The Company currently has no other legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters sumitted to the security holders during the fourth quarter.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol "MMGW.OB." The following table sets forth, for the fiscal years ended April 30, 2003 and April 30, 2002, the high and low per share prices of the Company's Common Stock as reported by the OTCBB.

                           2003
                   HIGH           LOW
First Quarter   $  7.00       $  2.00
Second Quarter     7.00          1.10
Third Quarter      4.00          1.50
Fourth Quarter     3.00           .75

                           2002
                   HIGH           LOW
First Quarter   $        N/A  $      N/A
Second Quarter           N/A         N/A
Third Quarter          12.00       12.00
Fourth Quarter         10.00        4.00

     On November 12, 2001, Mass Megawatts was approved by the NASD for listing on the Over the Counter Bulletin Board. The Company also issued 8,500 shares of restricted common stock for services rendered by employees. In November and December 2001, 40,490 shares of common stock were sold at $5 a share in a Rule 505 of Regulation D private placement offering. A few months later in March and April 2002, another 41,548 shares of common stock were sold with another Rule 505 of Regulation D private placement offering at $4 per share. There are approximately 350 shareholders in Mass Megawatts Wind Power, Inc. as of April 30, 2003.

     In the years 2000 and 2001, Mass Megawatts sold 195,183 shares in two 504 Regulation D public stock offering at $2.25 per share raising a total of $439,162. The CUSIP number of Mass Megawatts Inc. with its Regulation D stock offerings is 575416102. Mass Megawatts had its Form 10SB registration statement filed on March 20, 2001 cleared by the Securities and Exchange Commission. The Form 10SB was made effective on May 20,2001. Mass Megawatts Power, Inc. is also a fully reporting company. A Company on the OTC Bulletin Board must file quarterly unaudited reports (10Qs) and audited annual reports (10Ks) and statements of material changes (8Ks) in order to remain eligible for trading on the OTC Bulletin Board.

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

     In August and September 2002, Mass Megawatts sold 2,310 and 1,235 shares of Restricted common stock at $3.25 per share for cash and in exchange for a payable under Regulation 505D, respectively. In December 2002 and January 2003, the Company sold 3,025 and 5,520 shares of restricted common stock at $3.00 per share under Regulatin 505D, respectively. The purchasers were not officers, directors or controlling shareholders.

The Company also issued shares of restricted common stock un Regulation 505D on the following dates for services:

Date            Shares  Service                 Per Share Price

May 2002         7,394  Engineering             $           5.00
July 2002          100  Marketing               $           4.00
August 2002      1,830  Acquisition             $           3.25
September 2002     400  Office/clerical         $           3.25
September 2002  11,384  Exchange for payable    $           3.25
November 2002    2,400  Research & Development  $           3.00
January 2003     2,330  Research & Development  $           3.00
February 2003    5,750  Product parts           $           1.50
February 2003   13,650  Marketing               $           1.25
February 2003    1,600  Clerical                $           0.75
March 2003       8,350  Office/clerical         $           0.80
April 2003       1,335  Maintenance             $           1.25

     Dividend Policy
     ---------------
     The Company does not anticipate that it will pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earning in order to help finance the growing operations.

     As of April 30, 2003, there were approximately 350 shareholders of Common Stock. As of April 30, 2003, there were 2,226,791 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

The Company has not had revenues from operations since its inception, but anticipates raising funds in the near future. Specifically, the Company plans to file a private placement memorandum under the Securities Act of 1933 under Regulation D, Rule 506, selling shares of its common stock to raise up to $300,000. The Company anticipates that approximately $200,000 of this money will be used to develop a full-scale power plant prototype to be utilized for manufacturing. The Company also anticipates that approximately $40,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following April 30, 2003. Although no assurance can be given, the Company expects to raise $300,000 from the private placement offering and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the years ended April 30, 2003 and 2002 and the period May 27, 1999 (date of inception) to April 30, 2003. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only six years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenuer several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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


OPERATION  SUMMARY

The highest priority will be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

EMPLOYEES

As of April 30, 2003, the Company had no full time employees, however, Jonathan Ricker is a full-time consultant and hires part time employees as necessary. The Company has retained other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected. None of the Company's employees are covered by a collective bargaining agreement.


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

CRITICAL  ACCOUNTING  POLICIES


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and certain intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. During the year ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003, the Company did not experience any impairment of assets.

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and due to stockholder. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 were $31,044, $169,076, and $217,872, respectively. There were no direct response advertising costs incurred during the periods presented.

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 amounted to $78,047, $184,246, and $324,094, respectively.

     The Company records stock as issued at the time consideration is received or the obligation is incurred.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for Fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective May 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial statements and results of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for all exit or disposal activities, and does not expect this statement to have a material effect on the financial statements.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company will adopt SFAS No. 150 and does not expect it to have a material impact on its consolidated financial statements.

ITEM  7.     FINANCIAL  STATEMENTS



                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                    Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003



                                    CONTENTS
                                    --------


Financial  Statements:

Independent  Auditors'  Report  on  Financial  Statements . . . . . . . . . . .1

  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .     3
  Statements of Changes in Stockholders' Deficit . . . . . . . . . . . . .   4-7
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .     8
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  9-12

                          Independent Auditors' Report



Board of Directors
Mass Megawatts Wind Power, Inc.
Shrewsbury, Massachusetts


We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2003 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003. These financial statements are the responsibility of the management of Mass Megawatts Wind Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2003 and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
July 2, 2003

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                 April 30, 2003

ASSETS
Current assets:
  Cash                                                              $     4,633
                                                                    ------------
Total current assets                                                      4,633

Equipment, net of accumulated depreciation                                8,836
                                                                    ------------


                                                                    $    13,469
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                           $    44,786
  Due to stockholder                                                     88,855
                                                                    ------------
Total current liabilities                                               133,641

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    2,226,791 shares issued and outstanding                           1,257,271
  Deficit accumulated during development stage                       (1,377,443)
                                                                    ------------
Total stockholders' deficit                                           (120,172)
                                                                    ------------


                                                                    $    13,469
                                                                    ============


The accompanying notes are an integral part of the financial statements.       2

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                             May 27,
                                                           1997 (Date
                                   Year Ended April 30,   of Inception)
                                ------------------------  to April 30,
                                   2003        2002         2003
                                -----------  -----------  ------------
Revenues:
  Other income                  $       22   $    1,229   $     3,276
                                -----------  -----------  ------------

Expenses:
  Operating costs and expenses     317,114      793,897     1,372,455
  Depreciation                       3,421        3,420         8,264
                                -----------  -----------  ------------
                                   320,535      797,317     1,380,719
                                -----------  -----------  ------------


Net loss                        $ (320,513)  $ (796,088)  $(1,377,443)
                                ===========  ===========  ============


Net loss per share              $     (.15)  $     (.39)  $      (.72)
                                ===========  ===========  ============


Weighted average number of
  common shares                  2,186,812    2,040,825     1,916,441
                                ===========  ===========  ============


The accompanying notes are an integral part of the financial statements.       3

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2003


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2003


                                                            Deficit
                                                           Accumulated
                                           Common Stock      During
                                           --------------  Development
                                           Shares  Amount     Stage     Total
                                           ------  ------  -----------  ------
Issuance of common stock for
  cash (December 2000)*                    13,228  29,763               29,763

Issuance of common stock for
marketing services (December 2000)*           310     698                  698

Issuance of common stock for
  a vehicle (December 2000)*                6,500  14,625               14,625

Issuance of common stock for
  cash (January 2001)*                      1,074   2,417                2,417

Issuance of common stock for
 Assistant to engineer services
           (January 2001)*                  1,138   2,561                2,561

Issuance of common stock for
  cash (February 2001)*                     9,045  20,350               20,350

Issuance of common stock for
wind tunnel construction
  services (February 2001)*                   400     900                  900

Issuance of common stock for
  cash (March 2001)*                        9,150  20,588               20,588

Issuance of common stock for
marketing
  services (March 2001)*                       91     205                  205

Issuance of common stock for
  a computer (March 2001)*                  1,100   2,475                2,475

Issuance of common stock for
  cash (April 2001)*                       22,176  49,896               49,896


The accompanying notes are an integral part of the financial statements.       5

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2003


                                                           Deficit
                                                         Accumulated
                                        Common Stock       During
                                     ------------------  Development
                                      Shares    Amount      Stage        Total
                                     ---------  -------  ------------  ---------
Issuance of common stock for
Prototype detailing
  services (April 2001)*                 2,048    4,607                   4,607

Net loss for the year                                       (249,211)  (249,211)
                                     ---------  -------  ------------  ---------

Balance, April 30, 2001              1,924,303  283,426     (260,842)    22,584

Issuance of common stock for
  cash (May 2001)*                      54,903  123,532                 123,532

Issuance of common stock for
Testing data acquisition
  services (May 2001)*                  15,014   33,782                  33,782

Issuance of common stock for
  cash (June 2001)*                      9,963   22,417                  22,417

Issuance of common stock for
  cash (July 2001)*                      1,000    2,250                   2,250

Issuance of common stock for
Test record keeping and secretarial
  services (July 2001)*                  3,145    7,076                   7,076

Issuance of common stock at  $3.12 per share for
 material for wind tunnel
  (August 2001)                          6,212   19,381                  19,381

Issuance of common stock at
  $3.12 per share for cash
  (September 2001)                      20,000   62,438                  62,438

Issuance of common stock at
  $5.00 per share for cash
  (November 2001)                        1,800    9,000                   9,000


The accompanying notes are an integral part of the financial statements.       6

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2003


                                                          Deficit
                                                        Accumulated
                                     Common  Stock        During
                                 ---------------------  Development
                                  Shares      Amount       Stage        Total
                                 ---------  ----------  ------------  ----------
Issuance of common stock at
  $5.00 per share for cash
  (December 2001)                   38,690     193,450                  193,450

Issuance of common stock at
  $5.00 per share for
power point production services
  (December 2001)                      180         900                      900

Issuance of common stock at
  $4.00 per share for
engineering services services
and electrical material
  (February 2002)                   25,486     101,944                  101,944

Issuance of common stock at
  $4.00 per share for
structural design and
materials acquisition services
  (March 2002)                       5,234      20,936                   20,936

Issuance of common stock at
  $4.00 per share for cash
  (March 2002)                      26,933     107,731                  107,731

Issuance of common stock at
  $4.00 per share for
marketing services
  (April 2002)                      10,700      42,800                   42,800

Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                      14,615      58,611                   58,611

Net loss for the year                                      (796,088)   (796,088)
                                 ---------  ----------  ------------  ----------

Balance, April 30,  2002         2,158,178  $1,089,674  $(1,056,930)  $  32,744

Issuance of common stock for
Engineering related
  services at $5.00 per share
  (May 2002)                         7,394      36,970                   36,970

Issuance of common stock for
Marketing related
  services at $4.00 per share
  (July 2002)                          100         400                      400

Issuance of common stock for
Data acquisition
  services at $3.25 per share
  (August 2002)                      1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                      2,310       7,508                    7,508

Issuance of common stock for
Office and clerical
  services at $3.25 per share
  (September 2002)                     400       1,300                    1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                   1,235       4,014                    4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                  11,384      36,997                   36,997

Issuance of common stock for
Project site preparation
  services at $3.00 per share
  (November 2002)                    2,400      7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                    3,025      9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                     5,520     16,560                    16,560

Issuance of common stock for
Project and site development
  services at $3.00 per share
  (January 2003)                     2,330      6,990                     6,990

Issuance of common stock for
Product parts acquisition
  services at $1.50 per share
  (February 2003)                    5,750      8,625                     8,625

Issuance of common stock for
Public relation at potential
Development sites
  services at $1.25 per share
  (February 2003)                   13,650     17,062                    17,062

Issuance of common stock for
clerical
  services at $0.75 per share
  (February 2003)                    1,600      1,200                     1,200

Issuance of common stock for
  office work at $.80 per share
  (March 2003)                       8,350      6,680                     6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                       1,335      1,068                     1,068

Net loss for the year                                      (320,513)   (320,513)
                                 ---------  ----------  ------------  ----------
Balance, April 30, 2003          2,226,791  $1,257,271  $(1,377,443)  $(120,172)
                                 =========  ==========  ============  ==========

*Common stock issued at $2.25 per share.


The accompanying notes are an integral part of the financial statements.       7

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                       May  27,
                                                                      1997 (Date
                                              Year Ended April 30,   of Inception)
                                             ----------------------  to April 30,
                                                2003        2002         2003
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(320,513)  $(796,088)  $(1,377,443)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses     93,443     226,819       341,624
      Depreciation                               3,421       3,420         8,264
      Decrease (increase) in deposits            1,500      (1,500)
      Increase (decrease) in:
        Accounts payable                        53,137     (4,834)        81,783
                                             ----------  ----------  ------------
  Total adjustments                            151,501     223,905       431,671
                                             ----------  ----------  ------------
  Net cash used by operating activities       (169,012)  (572,183)     (945,772)
                                             ----------  ----------  ------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock        37,157     579,429       861,550
  Increase in due to stockholders               88,855                    88,855
                                             ----------  ----------  ------------
  Net cash provided by financing activities    126,012     579,429       950,405
                                             ----------  ----------  ------------
NET (DECREASE) INCREASE IN CASH                (43,000)      7,246         4,633

CASH AT BEGINNING OF YEAR                       47,633      40,387
                                             ----------  ----------  ------------

CASH AT END OF YEAR                          $   4,633   $  47,633   $     4,633
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


     During the year ended April 30, 2003, the Company exchanged 11,384 shares of common stock in satisfaction of $36,997 of a payable.

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the financial statements.       8

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003


1.   BACKGROUND INFORMATION

     Mass Megawatts Wind Power, Inc. (the "Company"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. The Company changed its name in January 2001 to Mass Megawatts Power, Inc. and has been in the development stage since its incorporation. The Company changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. The Company's principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. The Company expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Shrewsbury, Massachusetts.

2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,377,000 at April 30, 2003 and negative cash flows from operations of approximately $169,000 for the year ended April 30, 2003. In addition, at April 30, 2003, the Company had negative working capital of approximately $129,000 and its total liabilities exceeded its total assets by approximately $120,000. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


3.   SIGNIFICANT  ACCOUNTING  POLICIES

The significant accounting policies followed are:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003


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

     The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and certain intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. During the year ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003, the Company did not experience any impairment of assets.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003

     Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each period.

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and due to stockholder. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 were $31,044, $169,076, and $217,872, respectively. There were no direct response advertising costs incurred during the periods presented.

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 amounted to $78,047, $184,246, and $324,094, respectively.

     The Company records stock as issued at the time consideration is received or the obligation is incurred.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for Fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective May 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial statements and results of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for all exit or disposal activities, and does not expect this statement to have a material effect on the financial statements.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                     Years Ended April 30, 2003 and 2002 and
            Period May 27, 1997 (Date of Inception) to April 30, 2003

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company will adopt SFAS No. 150 and does not expect it to have a material impact on its consolidated financial statements.

4.   EQUIPMENT

Equipment as of April 30, 2003 consists of:

     Vehicle                                                     $     14,625
     Computer  equipment                                                2,475
                                                                 ------------
                                                                       17,100
     Less accumulated depreciation                                      8,264
                                                                 ------------
                                                                 $      8,836
                                                                 ============
5.    RELATED PARTY TRANSACTIONS

     The due to stockholder account is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

     The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.


6.   LEASES

     The Company rents office space and a warehouse unit on a month-to-month basis. The total rent expense for the years ended April 30, 2003 and 2002 and the period May 27, 1997 (date of inception) to April 30, 2003 were $22,700, $15,545, and $44,331, respectively.


7.   INCOME  TAXES

     The Company has a net operating loss carryforward of approximately $1,377,000 at April 30, 2003 that expires in 2020 through 2024. This loss gives rise to a deferred tax asset at April 30, 2003 as follows:

     Tax  benefit  of  net  operating  loss                      $    551,000
     Less  valuation  allowance                                       551,000
                                                                 ------------
                                                                 $          0
                                                                 ============

     A valuation allowance is required by Financial Accounting Standards Board No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent as of April 30, 2003 is necessary.

     The deferred tax asset and related valuation allowance increased by approximately $128,000 during the year ended April 30, 2003.

8.   COMMON STOCK

     During the year ended April 30, 2003, the Company amended its articles of incorporation to increase its authorized capital stock to 5,000,000 shares of common stock, no par value per share, from 2,200,000 shares of common stock previously authorized.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

          None

2.   Changes in Registrant's Certifying Accountants.

          None

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Chairman and Chief Executive Officer Jonathan Ricker 11 Maple Avenue Shrewsbury, MA 01545 Age: 43 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     For the past 21 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 10 years.

Education (degrees, schools, and dates)

1978  -  1982     Bentley College    Bachelor of Science, General Business
                  Waltham, MA        Associates Degree, Science of Accounting

1974  -  1978     Worcester Academy  Liberal Arts Worcester, MA


     Chief Operating Officer Thomas D. McBride Deerfield Circle Shrewsbury, MA01545 Age: 44 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

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

     Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in
     1970

     Human Resources Director Susan Durnford Old Post Road Marlborogh, MA 01752
     Age: 35 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

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

     Jodi A. Vizzo Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically,real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 36 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     Alison Gray Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 47 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)


ITEM  10.     EXECUTIVE  COMPENSATION


     The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Compensation paid to Jonathan Ricker, Chairman and Chief Executive Officer, in the form of consulting fees, for the past three years is noted in the table below:

                              2003          2002          2001
     JONATHON RICKER       $12,700       $63,200       $22,900

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

     The following table sets forth information as of April 30, 2003 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 2,165,332 Shares issued and outstanding as of April 30, 2003.


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

*  Less that 1% of the issued and outstanding shares of common capital stock


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has several made advances to the Company, during fiscal year ended April 30, 2003, to assist with its financial obligations. These advances, in the amount of $88,855 at April 20, 2003, are non-interest bearing, unsecured and due on demand.

     LICENSING  RIGHTS

     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.



ITEM  13.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)   Exhibits  -

          Exhibit 1 - Amended and Restated By-Laws and Articles of Incorporation

     b)   Form  8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2003:

          February 4, 2003 reporting the Company's special meeting of the shareholders, which approved the amendment of the Articles on Incorporation to change the company name from "Mass Megawatts Power, Inc." to "Mass Megawatts Wind Power, Inc." The shareholders also approved amending the Articles of Incorporation to increase the authorized shares of common stock from 2,200,000 to 5,000,000.

ITEM  14.      CONTROLS  AND  PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company has establishedand maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls. The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    7/9/03                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:    7/9/03                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer

Dated:    7/9/03                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director


Dated:    7/9/03                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the Company's board of directors (or persons performing the equivalent functions):

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   7/9/03                        /s/ Jonathon Ricker
       ------------                    --------------------------------------
                                       Jonathon Ricker
                                       Chief Executive Officer and
                                       Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with Mass Megawatts Wind Power, Inc.'s (the Company) Annual Report on Form 10KSB for the year ended April 30, 2003 ("Report"), the undersigned certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


Dated:    7/9/03                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chief Executive Officer and
                                           Chief Financial Officer