Form 10QSB
period 2003-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-09-05
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                    OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.
                For the quarterly period ended July 31, 2003

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

There were 2,543,791 shares of the Registrant's no par value common stock outstanding as of July 31, 2003.

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


                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Three Months Ended July 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed  Balance  Sheet  as  of  July  31,  2003  (Unaudited). . . . . .
  Condensed Statements of Operations for the Three Months Ended
    July 31, 2003 and 2002 (Unaudited) and for the Period May 27, 1997
    (Date  of  Inception)  to  July  31,  2003  (Unaudited). . . . . . . . .
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited). . . . . .
  Condensed Statements of Cash Flows for the Three Months Ended July 31,
    2003 and 2002 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception)  to  July  31,  2003  (Unaudited) . . . . . . . . . . . . . .
  Notes  to  Condensed  Financial  Statements. . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          July 31, 2003 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $    96,924
  Prepaid Expenses                                                  370
                                                            ------------
Total current assets                                             97,294


Equipment, net of accumulated depreciation                        7,981
                                                            ------------


                                                            $   105,275
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
  Accounts  payable,  trade                                 $    84,937
  Due  to  stockholder                                           56,231
                                                            ------------
Total  current  liabilities                                     141,168

Stockholders'  deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    2,543,791  shares  issued  and  outstanding               1,570,071
  Deficit  accumulated  during  development  stage           (1,605,964)
                                                            ------------
Total  stockholders'  deficit                                   (35,893)
                                                            ------------


                                                            $   105,275
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                        Condensed Statements of Operations (Unaudited)

                                                      May 27, 1997
                            Three Months Ended     (Date of Inception)
                                July  31,               to July 31
                         ------------------------  -------------------
                             2003        2002              2003
                         -----------  -----------  -------------------
Revenues:
  Other income           $        24   $       14   $           3,300
                         -----------  -----------  -------------------
Expenses:
  Operating costs and
    Expenses                227,690      125,731            1,600,145
  Depreciation                  855          855                9,119
                         -----------  -----------  -------------------
                            228,545      126,586            1,609,264
                         -----------  -----------  -------------------

Net loss                 $ (228,521)  $ (126,572)  $       (1,605,964)
                         ===========  ===========  ===================
Net loss per share       $     (.10)  $     (.06)  $             (.83)
                         ===========  ===========  ===================

Weighted average number
  of common shares        2,342,307    2,165,172            1,929,131
                         ===========  ===========  ===================

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)


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

Issuance of common stock for
  test recordkeeping & secretarial
  services (July 2001)*                 3,145      7,076                7,076

Issuance of common stock for
  service & materials for wind tunnel
  services at $3.12 per share
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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common  Stock         During
                                -------------------   Development
                                 Shares      Amount       Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  Power point production services
  at $5.00 per share (December 2001)  180         900                       900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                   193,450

Issuance of common stock for
  engineering services & electrical
  materials at $4.00 per share
  (February 2002)                  25,486     101,944                   101,944

Issuance of common stock for
  structural design & materials
  at $4.00 per share
  (March 2002)                      5,234      20,936                    20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                   107,731

Issuance of common stock for
  Marketing services at $4.00 per share
  (April 2002)                     10,700      42,800                    42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                    58,611

Net loss for the year                                     (796,088)    (796,088)
                                ---------  ----------  ------------  -----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)      32,744

Issuance of common stock for
  engineering related
  services at $5.00 per share
  (May 2002)                         7,394      36,970                   36,970

Issuance of common stock for
  marketing related
  services at $4.00 per share
  (July 2002)                          100         400                      400

Issuance of common stock for
  data acquisition
  services at $3.25 per share
  (August 2002)                      1,830       5,948                    5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                      2,310       7,508                    7,508

Issuance of common stock for
  office and clerical
  services at $3.25 per share
  (September 2002)                     400       1,300                    1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                   1,235       4,014                    4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                  11,384      36,997                   36,997

Issuance of common stock for
  project site preparation
  services at $3.00 per share
  (November 2002)                    2,400      7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                    3,025      9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                     5,520     16,560                    16,560

Issuance of common stock for
  project and site development
  services at $3.00 per share
  (January 2003)                     2,330      6,990                     6,990

Issuance of common stock for
  product parts acquisition
  services at $1.50 per share
  (February 2003)                    5,750      8,625                     8,625

Issuance of common stock for
  public relation at potential
  development sites
  services at $1.25 per share
  (February 2003)                   13,650     17,062                    17,062

Issuance of common stock for
  clerical services at $0.75
  per share (February 2003)           1,600      1,200                    1,200

Issuance of common stock for
  office work at $.80 per share
  (March 2003)                       8,350      6,680                     6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                       1,335      1,068                     1,068

Net loss for the year                                      (320,513)   (320,513)
                                 ---------  ----------  ------------  ----------
Balance, April 30, 2003          2,226,791  $1,257,271  $(1,377,443)  $(120,172)

Issuance of common stock for
  prototype development
  services at $.80 per share
  (May 2003)                       64,000     51,200                     51,200

Issuance of common stock for
  prototype development
  services at $.80 per share
  (June 2003)                       42,000     33,600                    33,600

Issuance of common stock for
  prototype development
  services at $1.20 per share
  (June 2003)                       15,000     18,000                    18,000

Issuance of common stock for
  prototype development
  services at $1.50 per share
  (July 2003)                       28,000     42,000                    42,000

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                      168,000    168,000                   168,000

Net loss for the period                                    (228,521)   (228,521)
                                 ---------  ----------  ------------  ----------
Balance, July 31, 2003           2,543,791  $1,570,071  $(1,605,964)  $ (35,893)
                                 =========  ==========  ============  ==========

* Common stock issued at $2.25 per share.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                       May  27,
                                               Three Months Ended    1997 (Date of
                                                  July  31,         Inception) to
                                             ----------------------    July 31,
                                                2003        2002         2003
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(228,521)  $(126,572)  $(1,605,964)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    144,800      37,370       486,424
      Depreciation                                 855         855         9,119
       Increase in deposits and prepaid expenses  (370)                     (370)
      (Decrease) increase in:
        Accounts payable                        40,151      (6,491)      121,934
        Accrued expenses                                       460
                                             ----------  ----------  ------------
  Total adjustments                            185,436      32,194       617,107
                                             ----------  ----------  ------------
  Net cash used by operating activities        (43,085)    (94,378)     (988,857)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       168,000                  1,029,550
  Due to shareholder                           (32,624)     48,000         56,231
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                      135,376      48,000      1,085,781
                                             ----------  ----------  ------------

NET (DECREASE) INCREASE IN CASH                 92,291    (46,378)         96,924

CASH AT BEGINNING OF PERIOD                      4,633     47,633
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $  96,924   $  1,255    $     96,924
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

     During the year ended April 30, 2003, the Company exchanged 11,384 shares of common stock valued at $36,997 in payment of amounts due to shareholders.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

    Three Months Ended July 31, 2003 and 2002 (Unaudited) and the
    Period May 27, 1997 (Date of Inception) to July 31, 2003 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended July 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to July 31, 2003, (b) the financial position at July 31, 2003, and (c) cash flows for the three month periods ended July 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to July 31, 2003, have been made.

     The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2003. The results of operations for the three-month period ended July 31, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,606,000 at July 31, 2003 and negative cash flows from operations of approximately $43,100 for the three month period ended July 31, 2003. In addition, at July 31, 2003, the Company had negative working capital of approximately $44,000 and its total liabilities exceeded its total assets by approximately $36,000. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


3.   DUE  TO  STOCKHOLDER

     The due to stockholder account is made up of small advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

PART  I  -  FINANCIAL  INFORMATION

ITEM  2.    MANAGEMENT'S  DISCUSSION  &  ANALYSIS  AND  PLAN  OF  OPERATION

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following July 31, 2003. Although no assurance can be given, the Company expects to raise $300,000 from the private placement offering and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three months ended July 31, 2003 and the period May 27, 1999 (date of inception) to July 31, 2003. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

EMPLOYEES

As of July 31, 2003, the Company had no full time employees, however, Jonathan Ricker is a full-time consultant and hires part time employees as necessary. The Company has retained other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected. None of the Company's employees are covered by a collective bargaining agreement.

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

There were no other legal proceedings against the Company during the three month period ended July 31, 2003.


ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended July 31, 2003, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended July 31, 2003, the Company issued 317,000 shares of Common Stock.

The common stock issued for services is valued at its fair market value. These shares are not registered under Rule 415 of the Securities Act of 1933 and have been offered under an exemption for offerings not involving a public offering.

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2003, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2003, the Company did not submit any matters to a vote of security holders.

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits  -  None

(b)     Reports  on  Form  8-K  - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:    9/12/03                       By:  /s/  Jonathan  Ricker
        --------------                     ---------------------------------
                                           Jonathan  Ricker
                                           Chairman and Chief Executive Officer



Dated:    9/12/03                       By:  /s/  Allison  Gray
        --------------                     ---------------------------------
                                           Allison  Gray
                                           Director



Dated:    9/12/03                       By:  /s/  Jodi  A.  Vizzo
        --------------                     ---------------------------------
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


Dated:    9/12/03                       /s/  Jonathon  Ricker
       ----------------                --------------------------------------
                                       Jonathon  Ricker
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer









            CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

                      18 U.S.C 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Mass Megawatts Wind Power, Inc. (the Company) for the period ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), Jonathon Ricker, the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:    9/12/03                        /s/  Jonathon  Ricker
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