Form 10QSB
period 2003-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2003-12-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended October 31, 2003

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

There were 2,772,926 shares of the Registrant's no par value common stock outstanding as of October 31, 2003.

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

Signatures
----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

         Six Months Ended October 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed  Balance  Sheet  as  of  October  31,  2003  (Unaudited). . . . . .
  Condensed Statements of Operations for the Three and Six Months Ended
    October 31, 2003 and 2002 (Unaudited) and for the Period May 27, 1997
    (Date  of  Inception)  to  October  31,  2003  (Unaudited). . . . . . . . .
  Condensed Statements of Changes in Stockholders' Equity for the Period
    May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited). Condensed Statements of Cash Flows for the Six Months Ended October 31,
    2003 and 2002 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception)  to  October 31, 2003  (Unaudited) . . . . . . . . . . . . . .
  Notes  to  Condensed  Financial  Statements . . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          October 31, 2003 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $   161,906
  Prepaid Expenses                                                  222
                                                            ------------
Total current assets                                            162,128


Equipment, net of accumulated depreciation                        7,126
                                                            ------------


                                                            $   169,254
                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts  payable,  trade                                 $     4,120
                                                            ------------
Total  current  liabilities                                       4,120

Stockholders'  equity:
  Common stock; no par value; 5,000,000 shares authorized;
    2,772,926  shares  issued and outstanding                 1,955,023
  Deficit  accumulated during development stage              (1,789,889)
                                                            ------------
Total  stockholders'  equity                                    165,134
                                                            ------------


                                                            $   169,254
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                              Mass Megawatts Wind Power, Inc.
                              (A Development Stage Enterprise)

                        Condensed Statements of Operations (Unaudited)


                                                                             May 27, 1997
                           Three Months Ended          Six Months Ended   (Date of Inception)
                               October 31,                October 31,        to October 31
                         ------------------------  ------------------------  ------------
                            2003         2002         2003         2002          2003
                         -----------  -----------  -----------  -----------  ------------
Revenues:
  Other income           $      109   $        2   $      133   $       16   $     3,409
                         -----------  -----------  -----------  -----------  ------------
Expenses:
  Operating costs and
    Expenses                183,179       72,026      410,869      197,758     1,783,324
  Depreciation                  855          855        1,710        1,710         9,974
                         -----------  -----------  -----------  -----------  ------------
                            184,034       72,881      412,579      199,468     1,793,298
                         -----------  -----------  -----------  -----------  ------------

Net loss                 $ (183,925)  $ ( 72,879)  $ (412,446)  $ (199,452)  $(1,789,889)
                         ===========  ===========  ===========  ===========  ============
Net loss per share       $     (.07)  $     (.03)  $     (.17)  $     (.09)  $      (.91)
                         ===========  ===========  ===========  ===========  ============

Weighted average number
  of common shares        2,559,392    2,175,542    2,451,945    2,170,329     1,958,628
                         ===========  ===========  ===========  ===========  ============

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                   Common  Stock         During
                                -------------------   Development
                                 Shares      Amount       Stage         Total
                                ---------  ----------  ------------  ----------
Issuance of common stock for
  Power point production services
  at $5.00 per share (December 2001)  180         900                      900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                  38,690     193,450                  193,450

Issuance of common stock for
  engineering services & electrical
  materials at $4.00 per share
  (February 2002)                  25,486     101,944                  101,944

Issuance of common stock for
  structural design & materials
  at $4.00 per share
  (March 2002)                      5,234      20,936                   20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                     26,933     107,731                  107,731

Issuance of common stock for
  Marketing services at $4.00 per share
  (April 2002)                     10,700      42,800                   42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                     14,615      58,611                   58,611

Net loss for the year                                     (796,088)   (796,088)
                                ---------  ----------  ------------  ----------

Balance, April 30, 2002         2,158,178   1,089,674   (1,056,930)     32,744

Issuance of common stock for
  engineering related
  services at $5.00 per share
  (May 2002)                        7,394      36,970                    36,970

Issuance of common stock for
  marketing related
  services at $4.00 per share
  (July 2002)                         100         400                       400

Issuance of common stock for
  data acquisition
  services at $3.25 per share
  (August 2002)                     1,830       5,948                     5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                     2,310       7,508                     7,508

Issuance of common stock for
  office and clerical
  services at $3.25 per share
  (September 2002)                    400       1,300                     1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                  1,235       4,014                     4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                 11,384      36,997                    36,997

Issuance of common stock for
  project site preparation
  services at $3.00 per share
  (November 2002)                   2,400       7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                    3,025      9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                     5,520     16,560                    16,560

Issuance of common stock for
  project and site development
  services at $3.00 per share
  (January 2003)                     2,330      6,990                     6,990

Issuance of common stock for
  product parts acquisition
  services at $1.50 per share
  (February 2003)                    5,750      8,625                     8,625

Issuance of common stock for
  public relation at potential
  development sites
  services at $1.25 per share
  (February 2003)                   13,650     17,062                    17,062

Issuance of common stock for
  clerical services at $0.75
  per share (February 2003)          1,600      1,200                     1,200

Issuance of common stock for
  office work at $.80 per share
  (March 2003)                       8,350      6,680                     6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                       1,335      1,068                     1,068

Net loss for the year                                      (320,513)   (320,513)
                                 ---------  ----------  ------------  ----------
Balance, April 30, 2003          2,226,791  $1,257,271  $(1,377,443)  $(120,172)

Issuance of common stock for
  prototype development
  services at $.80 per share
  (May 2003)                        64,000     51,200                    51,200

Issuance of common stock for
  prototype development
  services at $.80 per share
  (June 2003)                       42,000     33,600                    33,600

Issuance of common stock for
  prototype development
  services at $1.20 per share
  (June 2003)                       15,000     18,000                    18,000

Issuance of common stock for
  prototype development
  services at $1.50 per share
  (July 2003)                       28,000     42,000                    42,000

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                      168,000    168,000                   168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                    27,500     82,500                    82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                   201,635    302,452                   302,452


Net loss for the period                                    (412,446)   (412,446)
                                 ---------  ----------  ------------  ----------
Balance, October 31, 2003        2,772,926  $1,955,023  $(1,789,889)  $  165,134
                                 =========  ==========  ============  ==========

* Common stock issued at $2.25 per share.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                        May 27,
                                               Six Months Ended      1997 (Date of
                                                  October 31,        Inception) to
                                             ----------------------  October 31,
                                                2003        2002         2003
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(412,446)  $(199,452)  $(1,789,889)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    227,300      44,618       568,924
      Depreciation                               1,710       1,710         9,974
       Increase in deposits and prepaid expenses  (222)       (700)         (222)
      (Decrease) increase in:
        Accounts payable                       (40,665)     (5,661)       41,117
        Accrued expenses                                       460
                                             ----------  ----------  ------------
  Total adjustments                            188,123      40,427       619,793
                                             ----------  ----------  ------------
  Net cash used by operating activities       (224,323)   (159,025)   (1,170,096)
                                             ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       470,451      11,522     1,332,002
  Due to shareholder                           (88,855)    101,278
                                             ----------  ----------  ------------
  Net cash provided by
     Financing activities                      381,596     112,800     1,332,002
                                             ----------  ----------  ------------

NET INCREASE(DECREASE) IN CASH                 157,273     (46,225)      161,906

CASH AT BEGINNING OF PERIOD                      4,633      47,633
                                             ----------  ----------  ------------

CASH AT END OF PERIOD                        $ 161,906   $   1,408   $   161,906
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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

     Three and Six Months Ended October 31, 2003 and 2002 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2003 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended October 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to October 31, 2003,
     (b) the financial position at October 31, 2003, and (c) cash flows for the six month periods ended October 31, 2003 and 2002 and the period May 27, 1997 (date of inception) to October 31, 2003, have been made.

     The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2003. The results of operations for the three and six month periods ended October 31, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,789,900 at October 31, 2003 and negative cash flows from operations of approximately $224,300 for the six month period ended October 31, 2003. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

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

The Company has not had revenues from operations since its inception, but raised funds recently. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $300,000. The Company has dedicated approximately $200,000 of this money to be used to develop a prototype to be utilized for manufacturing. The Company also anticipates that approximately $40,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following October 31, 2003. Although no assurance can be given, the Company expects to raise more funds with future private placement offerings and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the six months ended October 31, 2003 and the period May 27, 1999 (date of inception) to October 31, 2003. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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


OPERATION  SUMMARY

The highest priority will be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chosen Underwriter's Laboratories, which is a vender for the National Renewable Energy Laboratories in Golden, Colorado. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

Included in the marketing program is the initial establishment of strategic alliances with companies involved with green marketing programs. During the third party verification process, Mass Megawatts, will begin these efforts with "word of mouth" techniques at business organizations and with power brokers. As a lower priority Mass Megawatts may be involved in very limited efforts to include direct advertising to green pricing customers either through direct mail or advertising in the media in conjunction with environmental related events. On a limited budget, the Company will be able to determine which marketing methods are most effective by marketing in a very limited geographical area.

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

EMPLOYEES

As of October 31, 2003, the Company had no full time employees. However, Jonathan Ricker is a full-time consultant and hires part time employees as necessary. The Company has retained other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees is expected. None of the Company's employees are covered by a collective bargaining agreement.

STRATEGY AND MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges. The Company will try to avoid difficulties of evaluating wind resources, obtaining siting, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available.

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

There were no other legal proceedings against the Company during the three month period ended October 31, 2003.


ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended October 31, 2003, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the six months ended October 31, 2003, the Company issued the following shares of stock:

Common stock for services at $0.80 per share (May 2003)           $64,000
Common stock for services at $0.80 per share (June 2003)          $42,000
Common stock for services at $1.20 per share (June 2003)          $15,000
Common stock for services at $1.50 per share (July 2003)          $28,000
Common stock for cash at $1.00 per share (July 2003)             $168,000
Common stock for services at $3.00 per share (October 2003)       $82,500
Common stock for cash at $1.50 per share (October 2003)          $302,452

The common stock issued for services is valued at its fair market value. These shares are not registered under Rule 506 of Regulation D, which is an exemption of Section 4(c) of the Securities Act of 1933.

Rule 506 of Regulation D is considered a "safe harbor" for the private offering exemption of Section 4(2) of the Securities Act. Companies using the Rule 506 exemption can raise an unlimited amount of money. A company can be assured it is within the Section 4(2) exemption by satisfying the following standards:

The company cannot use general solicitation or advertising to market the securities;

The company may sell its securities to an unlimited number of "accredited investors" and up to 35 other purchases. Unlike Rule 505, all non-accredited investors, either alone or with a purchaser representative, must be sophisticated-that is, they must have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment;

Companies must decide what information to give to accredited investors, so long as it does not violate the antifraud prohibitions of the federal securities laws. But companies must give non-accredited investors disclosure documents that are generally the same as those used in registered offerings. If a company provides information to accredited investors, it must make this information available to non-accredited investors as well;

The company must be available to answer questions by prospective purchasers;

Financial statement requirements are the same as for Rule 505; and

Purchasers receive "restricted" securities, meaning that the securities cannot be sold for at least a year without registering them. While companies using the Rule 506 exemption do not have to register their securities and usually do not have to file reports with the SEC, they must file what is known as a "Form D" after they first sell their securities. Form D is a brief notice that includes the names and addresses of the company's owners and stock promoters, but contains little other information about the company.

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2003, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2003, the Company did not submit any matters to a vote of security holders.

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits - None

(b)    Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    12/11/03                      By:  /s/  Jonathan  Ricker
        --------------                     ---------------------------------
                                           Jonathan  Ricker
                                           Chairman and Chief Executive Officer



Dated:    12/11/03                      By:  /s/  Allison  Gray
        --------------                     ---------------------------------
                                           Allison  Gray
                                           Director



Dated:    12/11/03                      By:  /s/  Jodi  A.  Vizzo
        --------------                     ---------------------------------
                                           Jodi  A.  Vizzo
                                           Director