Form 10QSB
period 2004-01-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-03-10
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                    OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.
                For the quarterly period ended January 31, 2004

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

There were 2,881,396 shares of the Registrant's no par value common stock outstanding as of January 31, 2004.

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

    Three and Nine Months Ended January 31, 2004 and 2003 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed  Balance  Sheet  as  of  January  31,  2004  (Unaudited). . . . . .
  Condensed Statements of Operations for the Three and Nine Months Ended
    January 31, 2004 and 2003 (Unaudited) and for the Period May 27, 1997
    (Date  of  Inception)  to January 31, 2004  (Unaudited) . . . . . . . . . .
  Condensed Statements of Changes in Stockholders' Equity for the Period
    May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited) . . Condensed Statements of Cash Flows for the Nine Months Ended January 31,
    2004 and 2003 (Unaudited) and for the Period May 27, 1997 (Date of
    Inception)  to January 31, 2004  (Unaudited). . . . . . . . . . . . . . . .
  Notes  to  Condensed  Financial  Statements . . . . . . . . . . . . . . . . .

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          January 31, 2004 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $    64,000
  Prepaid Expenses and current other assets                       5,575
                                                            ------------
Total current assets                                             69,575


Equipment, net of accumulated depreciation                        6,271
                                                            ------------


                                                            $    75,846
                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts  payable,  trade                                 $    15,171
                                                            ------------
Total  current  liabilities                                      15,171

Stockholders'  equity:
  Common stock; no par value; 5,000,000 shares authorized;
    2,881,396  shares  issued  and  outstanding               2,233,413
  Deficit  accumulated  during  development  stage           (2,172,738)
                                                            ------------
Total  stockholders'  equity                                     60,675
                                                            ------------


                                                            $    75,846
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                        Condensed Statements of Operations (Unaudited)


                                                                                    May 27, 1997
                             Three Months Ended          Nine Months Ended       (Date of Inception)
                                 January  31,               January 31,            to January 31
                         ---------------------------  ------------------------  --------------------
                              2004          2003         2004         2003              2004
                         --------------  -----------  -----------  -----------  --------------------
Revenues:
  Other income           $         274   $        3   $      407   $       19   $             3,683
                         --------------  -----------  -----------  -----------  --------------------

Expenses:
  Operating costs and
    Expenses                   382,268       48,021      793,137      245,779             2,165,592
  Depreciation                     855          856        2,565        2,566                10,829
                         --------------  -----------  -----------  -----------  --------------------
                               383,123       48,877      795,702      248,345             2,276,421
                         --------------  -----------  -----------  -----------  --------------------

Net loss                 $    (382,849)  $ ( 48,874)  $ (795,295)  $ (248,326)  $        (2,172,738)
                         ==============  ===========  ===========  ===========  ====================

Net loss per share       $        (.13)  $     (.02)  $     (.31)  $     (.11)  $             (1.09)
                         ==============  ===========  ===========  ===========  ====================

Weighted average number
  of common shares           2,854,389    2,186,621    2,585,117    2,175,799             1,992,117
                         ==============  ===========  ===========  ===========  ====================


The accompanying notes are an integral part of the condensed financial statements.

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)



                                                       Deficit
                                                     Accumulated
                                   Common Stock        During
                               -------------------   Development
                                 Shares    Amount       Stage       Total
                               ----------  -------  -------------  --------
Balance, May 27, 1997          $        0  $     0  $          0   $     0

Issuance of common stock in
  settlement of a payable
  (June 1997)                   1,800,000    3,744                   3,744

Net loss for the period                                   (1,584)   (1,584)
                               ----------  -------  -------------  --------

Balance, April 30, 1998         1,800,000    3,744        (1,584)    2,160

Net loss for the year                                     (1,905)   (1,905)
                               ----------  -------  -------------  --------

Balance, April 30, 1999         1,800,000    3,744        (3,489)      255

Issuance of common stock for
  cash (April 2000)*               40,200   90,450                  90,450

Net loss for the year                                     (8,142)   (8,142)
                               ----------  -------  -------------  --------

Balance, April 30, 2000         1,840,200   94,194       (11,631)   82,563

Issuance of common stock for
  cash (October 2000)*              1,300    2,925                   2,925

Issuance of common stock for
  cash (November 2000)*            12,700   28,575                  28,575

Issuance of common stock for
  product testing services
  (November 2000)*                  3,843    8,647                   8,647

Issuance of common stock for
  cash (December 2000)*            13,228   29,763                  29,763

Issuance of common stock for
  marketing services
  (December 2000)*                    310      698                     698



The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)



                                                          Deficit
                                                        Accumulated
                                       Common Stock       During
                                    ------------------  Development
                                     Shares    Amount      Stage        Total
                                    ---------  -------  ------------  ---------
Issuance of common stock for
  a vehicle (December 2000)*            6,500   14,625                  14,625

Issuance of common stock for
  cash (January 2001)*                  1,074    2,417                   2,417

Issuance of common stock for
  assistant to engineer
  services (January 2001)*              1,138    2,561                   2,561

Issuance of common stock for
  cash (February 2001)*                 9,045   20,350                  20,350

Issuance of common stock for
  wind tunnel construction
  services (February 2001)*               400      900                     900

Issuance of common stock for
  cash (March 2001)*                    9,150   20,588                  20,588

Issuance of common stock for
  Marketing services (March 2001)*         91      205                     205

Issuance of common stock for
  a computer (March 2001)*              1,100    2,475                   2,475

Issuance of common stock for
  cash (April 2001)*                   22,176   49,896                  49,896

Issuance of common stock for
  prototype detailing
  services (April 2001)*                2,048    4,607                   4,607

Net loss for the year                                      (249,211)  (249,211)
                                    ---------  -------  ------------  ---------

Balance, April 30, 2001             1,924,303  283,426     (260,842)    22,584



The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)



                                                           Deficit
                                                         Accumulated
                                         Common Stock      During
                                        ---------------  Development
                                        Shares  Amount      Stage      Total
                                        ------  -------  -----------  -------
Issuance of common stock for
  cash (May 2001)*                      54,903  123,532               123,532

Issuance of common stock for
  testing data acquisition
  services (May 2001)*                  15,014   33,782                33,782

Issuance of common stock for
  cash (June 2001)*                      9,963   22,417                22,417

Issuance of common stock for
  cash (July 2001)*                      1,000    2,250                 2,250

Issuance of common stock for
  test recordkeeping & secretarial
  services (July 2001)*                  3,145    7,076                 7,076

Issuance of common stock for
  service & materials for wind tunnel
  services at $3.12 per share
  (August 2001)                          6,212   19,381                19,381

Issuance of common stock for
  cash at $3.12 per share
  (September 2001)                      20,000   62,438                62,438

Issuance of common stock for
  cash at $5.00 per share
  (November 2001)                        1,800    9,000                 9,000



The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Equity

 For the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)


                                                               Deficit
                                                             Accumulated
                                         Common  Stock         During
                                      -------------------    Development
                                       Shares      Amount       Stage         Total
                                      ---------  ----------  ------------  ----------
Issuance of common stock for
  Power point production services
  at $5.00 per share (December 2001)        180         900                       900

Issuance of common stock for
  cash at $5.00 per share
  (December 2001)                        38,690     193,450                   193,450

Issuance of common stock for
  engineering services & electrical
  materials at $4.00 per share
  (February 2002)                        25,486     101,944                   101,944

Issuance of common stock for
  structural design & materials
  at $4.00 per share
  (March 2002)                            5,234      20,936                    20,936

Issuance of common stock for
  cash at $4.00 per share
  (March 2002)                           26,933     107,731                   107,731

Issuance of common stock for
  Marketing services at $4.00 per
  share April 2002)                      10,700      42,800                    42,800

Issuance of common stock for
  cash at $4.00 per share
  (April 2002)                           14,615      58,611                    58,611

Net loss for the year                                           (796,088)   (796,088)
                                      ---------  ----------  ------------  ----------

Balance, April 30, 2002               2,158,178   1,089,674   (1,056,930)      32,744

Issuance of common stock for
  engineering related
  services at $5.00 per share
  (May 2002)                              7,394      36,970                    36,970

Issuance of common stock for
  marketing related
  services at $4.00 per share
  (July 2002)                               100         400                       400

Issuance of common stock for
  data acquisition
  services at $3.25 per share
  (August 2002)                           1,830       5,948                     5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                           2,310       7,508                     7,508

Issuance of common stock for
  office and clerical
  services at $3.25 per share
  (September 2002)                          400       1,300                     1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                        1,235       4,014                     4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                       11,384      36,997                    36,997

Issuance of common stock for
  project site preparation
  services at $3.00 per share
  (November 2002)                         2,400       7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                         3,025       9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                          5,520      16,560                    16,560

Issuance of common stock for
  project and site development
  services at $3.00 per share
  (January 2003)                          2,330       6,990                     6,990

Issuance of common stock for
  product parts acquisition
  services at $1.50 per share
  (February 2003)                         5,750       8,625                     8,625

Issuance of common stock for
  public relation at potential
  development sites
  services at $1.25 per share
  (February 2003)                        13,650      17,062                    17,062

Issuance of common stock for
  clerical services at $0.75
  per share (February 2003)               1,600       1,200                     1,200

Issuance of common stock for
  office work at $.80 per share
  (March 2003)                            8,350       6,680                     6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                            1,335       1,068                     1,068

Net loss for the year                                           (320,513)   (320,513)
                                      ---------  ----------  ------------  ----------
Balance, April 30, 2003               2,226,791  $1,257,271  $(1,377,443)  $(120,172)

Issuance of common stock for
  prototype development
  services at $.80 per share
  (May 2003)                             64,000      51,200                    51,200

Issuance of common stock for
  prototype development
  services at $.80 per share
  (June 2003)                            42,000      33,600                    33,600

Issuance of common stock for
  prototype development
  services at $1.20 per share
  (June 2003)                            15,000      18,000                    18,000

Issuance of common stock for
  prototype development
  services at $1.50 per share
  (July 2003)                            28,000      42,000                    42,000

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                           168,000     168,000                   168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                         27,500      82,500                    82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                        201,635     302,452                   302,452

Issuance of common stock for
   site development services
   at $3.50 per share
   (November 2003)                       35,000     122,500                   122,500

Issuance of common stock for
   cash at $1.50 per share
   (December 2003)                       50,370      75,200                    75,200

Issuance of common stock for
   site development services
   at $3.50 per share
   (December 2003)                       23,100      80,690                    80,690


Net loss for the period                                         (795,295)   (795,295)
                                      ---------  ----------  ------------  ----------
Balance, January 31, 2004             2,881,396  $2,233,413  $(2,172,738)  $   60,675
                                      =========  ==========  ============  ==========

* Common stock issued at $2.25 per share, which is the fair value on the date of issuance.


The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                           May  27,
                                                   Nine Months Ended    1997 (Date of
                                                    January 31,         Inception) to
                                                 ----------------------  January 31,
                                                    2004        2003         2004
                                                 ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                       $(795,295)  $(248,326)  $(2,172,738)
                                                 ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses        430,490      58,808       772,114
      Depreciation                                   2,565       2,566        10,829
      Increase in deposits and prepaid expenses     (5,575)     (2,729)       (5,575)
      (Decrease) increase in:
        Accounts payable                           (29,614)      4,250        52,168
        Accrued expenses                                         1,650
                                                 ----------  ----------  ------------
  Total adjustments                                397,866      64,545       829,536
                                                 ----------  ----------  ------------
  Net cash used by operating activities           (397,429)   (183,781)   (1,343,202)
                                                 ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock           545,651      37,157     1,407,202
  Due to shareholder                               (88,855)    104,308
                                                 ----------  ----------  ------------
  Net cash provided by
     Financing activities                          456,796     141,465     1,407,202
                                                 ----------  ----------  ------------

NET INCREASE(DECREASE) IN CASH                      59,367     (42,316)       64,000

CASH AT BEGINNING OF PERIOD                          4,633      47,633
                                                 ----------  ----------  ------------

CASH AT END OF PERIOD                            $  64,000   $   5,317   $    64,000
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

                        Mass  Megawatts  Wind  Power,  Inc.
                        (A  Development  Stage  Enterprise)

                    Notes  to  Condensed  Financial  Statements

    Three and Nine Months Ended January 31, 2004 and 2003 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2004 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended January 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to January 31, 2004,
     (b) the financial position at January 31, 2004, and (c) cash flows for the nine month periods ended January 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to January 31, 2004, have been made.

     The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2003. The results of operations for the three and nine month periods ended January 31, 2004 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $2,172,700 at January 31, 2004 and negative cash flows from operations of approximately $397,400 for the nine month period ended January 31, 2004. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is in the process of filing Form SB-2 with the Securities and Exchange Commission, and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.   STOCK COMPENSATION EXPENSE

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the three and nine months ended January 31, 2004, the Company issued $203,190 and $430,490 worth of stock for services rendered, respectively. These shares were valued at the fair value of the underlying stock.

PART  I  -  FINANCIAL  INFORMATION

ITEM  2.    MANAGEMENT'S  DISCUSSION  &  ANALYSIS  AND  PLAN  OF  OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH
ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following January 31, 2004. Although no assurance can be given, the Company is in the process of filing Form SB-2 with the Securities and Exchange Commission to assist in raising additional funds and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the nine months ended January 31, 2004 and the period May 27, 1999 (date of inception) to January 31, 2004. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only six years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

The next priority is our marketing program. While it is true that minimal marketing efforts will be required, there will be some initial marketing of the product to bring it to the attention of potential buyers. Upon successful third party verification, Mass megawatts can begin developing strategic alliances with other wind power developers who have done the initial more expensive and sometimes complicated steps of zoning, financing and other requirements toward developing much larger commercial wind energy projects. The developers would benefit from Mass Megawatt's new product if it can be proven to be more cost effective in the finance community. No assurance can be given as to the development of a successful new product. However, the third party verification should go a long way toward removing the doubt.

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

EMPLOYEES

As of January 31, 2004, the Company had no full time employees. However, Jonathan Ricker is a consultant and hires other consultants as necessary. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees.

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

CRITICAL  ACCOUNTING  POLICIES

The Company has prepared the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management's judgment and estimates. If these estimates differ significantly from actual results the impact to the consolidated financial statements may be material.

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, which is five years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset.

Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising costs are charged to operations when the advertising first takes place.

Research and development costs are charged to operations when incurred and are included in operating expenses.

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of January 31, 2004, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

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

There were no other legal proceedings against the Company during the three month period ended January 31, 2004.

ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended January 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the nine months ended January 31, 2004, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for services at $0.80 per share (May 2003)        64,000  $ 51,200
Common stock for services at $0.80 per share (June 2003)       42,000  $ 33,600
Common stock for services at $1.20 per share (June 2003)       15,000  $ 18,000
Common stock for services at $1.50 per share (July 2003)       28,000  $ 42,000
Common stock for cash at $1.00 per share (July 2003)          168,000  $168,000
Common stock for services at $3.00 per share (October 2003)    27,500  $ 82,500
Common stock for cash at $1.50 per share (October 2003)       201,635  $302,452
Common stock for services at $3.50 per share (November 2003)   35,000  $122,500
Common stock for cash at $1.50 per share (December 2003)       50,370  $ 75,200
Common stock for services at $3.50 per share (December 2003)   23,100  $ 80,690


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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the nine month period ended January 31, 2004, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the nine month period ended January 31, 2004, the Company did not submit any matters to a vote of security holders.

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     31 CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     32 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b) Reports on Form 8-K - The Company filed a Form 8-K on January 29, 2004. The Form 8-K discusses the results of operations and financial condition of the Company for the year ended April 30, 2003 and the quarters ended July 31, 2003 and October 31, 2003.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:    3/15/04                       By:  /s/  Jonathan  Ricker
        --------------                     -------------------------------------
                                           Jonathan  Ricker
                                           Chairman and Chief Executive Officer



Dated:   3/15/04                       By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director



Dated:    3/15/04                       By:  /s/  Jodi  A.  Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director