Form 10KSB/A
period 2003-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2004-03-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Our principal offices are located at 11 Maple Avenue, Shrewsbury, Massachusetts 01545 and our telephone number is (508) 751-5432.



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

     EMPLOYEES
     As of April 30, 2003, the Company had no full time employees. However, Jonathan Ricker is a consultant and hires other consultants as necessary. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol "MMGW.OB." The following table sets forth, for the fiscal years ended April 30, 2003 and April 30, 2002, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.

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

The Company also issued shares of restricted common stock under Regulation 505D on the following dates for services:

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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                             May 27,
                                                           1997 (Date
                                   Year Ended April 30,   of Inception)
                                ------------------------  to April 30,
                                   2003         2002          2003
                                -----------  -----------  ------------
Revenues:
  Other income                  $       22   $    1,229   $     3,276
                                -----------  -----------  ------------

Expenses:
  Operating costs and expenses     317,114      793,897     1,372,455
  Depreciation                       3,421        3,420         8,264
                                -----------  -----------  ------------
                                   320,535      797,317     1,380,719
                                -----------  -----------  ------------


Net loss                        $ (320,513)  $ (796,088)  $(1,377,443)
                                ===========  ===========  ============


Net loss per share              $     (.15)  $     (.04)  $      (.72)
                                ===========  ===========  ============


Weighted average number of
  common shares                  2,186,812    2,040,825     1,916,441
                                ===========  ===========  ============


The accompanying notes are an integral part of the financial statements.       3

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

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the three months ended July 31, 2003, the Company issued $144,800 worth of stock for services rendered. These shares were valued at the fair value of the underlying stock.

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

2.   Changes in Registrant's Certifying Accountants.

          None

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Chairman, Chief Executive Officer and Chief Financial Officer Jonathan Ricker 11 Maple Avenue Shrewsbury, MA 01545 Age: 43 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

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

     Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in
     1970

     Director of Human Resources, Susan Durnford Old Post Road Marlborogh, MA 01752 Age: 35 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

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


Dated:    3/10/04                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:    3/10/04                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman and Chief Executive Officer

Dated:    3/10/04                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director


Dated:    3/10/04                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
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


Dated:   3/10/04                        /s/ Jonathon Ricker
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


Dated:    3/10/04                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chief Executive Officer and
                                           Chief Financial Officer