Form 10QSB/A
period 2003-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-03-12
CIK 1117228

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

4.   DUE  TO  STOCKHOLDER

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


Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of July 31, 2003, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

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