Form 10QSB/A
period 2003-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-03-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

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

3.   STOCK COMPENSATION EXPENSE

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the three and six months ended October 31, 2003, the Company issued $82,500 and $227,300 worth of stock for services rendered, respectively. These shares were valued at the fair value of the underlying stock.

4.   RELATED PARTY TRANSACTIONS

     The company settled the due to stockholder account with proceeds from the issuance of common stock. This account was made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand.

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


Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a October 31, 2003, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

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