Form 10KSB/A
period 2003-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2004-06-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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


     Cautionary Statement

     This Registration Statement may contain forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to produce a cost- effective wind energy conversion device. Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this registration statement are the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its MAT power developments; to successfully produce the MAT on time and remaining competitive; the inability of the Company to sell its wind energy systems in the future , if needed, to finance the marketing and sales of its electricity; general economic conditions; as well as those risk

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

     COMPANY SUMMARY
     Mass Megawatts plans to build and operate wind energy power plants and plans to sell the electricity to the electric power exchange. The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. Fossil fuel technology can produce electricity at 3 cents per kilowatt hour whereas the Mass Megawatts can produce it for less than 3 cents unlike the current commercially available wind technology. The Company's patented MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy as a major factor in the production of electric power worldwide. Based on MAT's performance, the Company's proposed 1,000 megawatt wind farm is projected to produce power at less than 2.5 cents per kWh in high wind speed locations being measured at greater than 16 miles per hour average annual wind velocity. After deducting the expenses related to both capital cost and the operations of the wind power plant, a profit can be realized at 2.5 cents per kWh at 16 miles per hour wind velocity.The 1000 megawatt power plant is projected to be completed by the year 2009. Mass Megawatts is not expected to finalize a location until November 2003 at the earliest.

     If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power for as much as 6.5 cents per kWh. The price of electricity in the commodities markets have remained above 4 cents per kilowatt/hour even when the price of oil was $10 per barrel back in 1998. The lowest cost of the fossil fuel prices which is natural gas is expected to double in the price according to projection on the open market commodity trading of the natural gas Power brokers usually receive a premium of 1.5 cents per kWh above the wholesale price paid on the open market. Therefore, 5.5 cents per kWh is a conservative green market price paid to green power brokers. The market is new and subject to uncertainty including price fluctuations.

     The sale of electricity to power brokers are more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a 2 cents per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Mass Megawatts plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. Mass megawatts plans to build and operate wind energy plants and sell the electricity either through contracts with utilities which is the traditional method for independent power plants or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. In some cases, we have plans to sell the power plants themselves to large customers or utilities.


     LICENSING  RIGHTS
     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls orstructure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovation in order to reduce the cost of wind power. There is also better methods of reducing the amount of material used in order to achieve a desired power output. The MAT is comprised of certain products and technology covered by several Applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise of several innovations related to methods to increase wind velocity The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is method to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

     THE  PRODUCT
     The Company's product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes at locations which have an average annual wind speed of greater than 16 miles per hour There are enough locations in the United States with 16 miles per hour average annual wind velocity to power twenty percent of the nation's energy supply according to the United State's Department of Energy.

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

     The MAT reduces blade cost by using a geometrically simple, smaller blade which addresses problems associated with vertical axis turbines. Vertical axis turbines suffer from severe structural stress problems caused by the forces of lift which push the blades back and forth causing heavy cyclical loads. As vertical turbines rotate, wind contacts them first from the left side, then from the right. This constant repetitive motion causes fatigue. The popular propeller, or horizontal version, also has horizontal lift stresses, although at a reduced level since the lift forces are not constantly reversing. MAT's small blade units eliminate the structural fatigue of longer, heavier blades. The need to accurately balance the lightweight blades are less critical. In other words, blades of less than 3 feet in diameter can survive a hurricane unlike the larger blades. It also enables MAT to more efficiently gather the mechanical power of the wind and transfers it to the generators for the production of electrical power. The higher speed of rotation of the smaller blades also allow the use of smaller and less expensive gearboxes in order to increase the rotation of the mechanical forces to power the generators cost effectively. This innovation also allows other critical parts of the wind turbine to be repositioned, thus reducing the structural complexity and cost of construction. For example, the heavy generator and shaft speed increasing device, can now be placed at ground level rather than mounted atop the tower. 2 In conventional wind turbine design, the shaft speed increasing device is typically a heavy gearbox which must be sufficiently rugged to withstand the vibrations of the tower caused by the large blades. The combination of vibrations and yaw (the action of turning the turbine into the wind), causes structural stress.

The routine maintenance cost is expected to be about $8,000 per year for the 360 kilowatt rated version. It includes the replacement of timing belts and greasing of the bearing as well as periodic inspections.

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

     MARKETS
     Wind energy experienced a 30% annual growth rate for the past five years with a 35% growth rate last year in 2003 according the the American Wind Energy Assocoiation which is the industry's trade organization based in Washington, D. C.and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets.. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

     Although the green market is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

     COMPETITIVE COMPARISON
     According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry

     The current status in wind energy economics compared with alternate energy sources is shown in Figure 1. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual windspeed of 16 miles per hour or greater. Although less than 1% of the Earth's surface experiences such conditions, Battelle Pacific Northwest laboratory estimates that wind energy could supply about 20% of the world's electricity using current wind technology. This figure does not factor the potential of MAT. A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive. The table shown below is supported by information on the web site www.awea.org and many links located on the website.


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

     Not factoring the Company's MAT product, World Energy Council expects new wind capacity worldwideto continue to grow. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Mass Megawatts chooses to seek new horizons beyond current perception and knowledge by developing new technologies that will significantly reduce wind energy costs. As a result, the Company products can be seen as participants in several different industries.

     The Conventional Independent Power Producers (IPP)
     --------------------------------------------------
     The impact of deregulation of the electric utilities is expected to present opportunities for wind-related IPP's according to the Massachusetts Technology Collaborative. With current cost of wind power in limited high wind locations at
4.5 per kWh, the cost of large scale investment in wind energy is the same to the consumer as it would be for more conventional energy sources. In other words, combined gas turbines, modern coal technologies, and wind power in limited locations can all earn enough sufficient to encourage investment if and when the retail sale of the electricity produced is 4.5 per kWh.

     The End of Line Industry
     ------------------------
     Modular sources of power generation at the end of a utility's distribution lines include small wind turbines, diesel generators, and photovoltaics. In growing communities, it is more cost effective to add small power-generating facilities such as wind turbines than to construct expensive new transmission capacity. In many regions, utilities are required to provide electric service and as a result, they are likely to pay a premium for electricity rather than incur the higher cost of constructing new power lines and substations for transportIn these areas, the price per kWh sold is several times higher than the normal selling price.

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

     As previously stated, wind energy is booming and it is the fastest growing source of energy worldwide for three consecutive years according to the National Renewable Energy Laboratory in Boulder, Colorado. Energy companies such as British Petroleum, regarded for their forward thinking management, see opportunities in wind power development. Over $1.5 billion in worldwide sales of wind power plants has been achieved in both 1996 and 1997. The total world investment in wind power projects is more than $8.5 billion according the American Wind Energy Association. Following are just a few of the companies involved in wind power, and they represent the largest wind turbine manufactures in the world.

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

     DISTRIBUTION PATTERNS
     Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company would test the site to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company would obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms but MAT's slower moving blades should help eliminate this issue.

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

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     Mass Megawatts Wind Power, Inc. does not own any properties. The Company's administrative offices are on Prescott Street in Worcester, Massachusetts and Shrewsbury, Massachusetts. A wind tunnel facility was built by Mass Megawatts Wind Power, Inc. on property leased at the same location on Prescott Street in Worcester, Massachusetts. In some examples of activities at the wind tunnel facility, we test new blades and other components for structural issues. We also collect data for power output of different blade configurations and certain method of increasing wind velocity into the blades. In Charlton, Massachusetts, a field test facility is located on top of a hill where Mass Megawatts has developed a prototype to verify the structural and mechanical durability of the product. The new prototype is a pre commercial prototype designed for choosing the system for commercial production.


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

There were no matters submitted to the security holders during the fourth quarter.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over the Counter Bulletin Board under the symbol "MMGW.OB". or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2003 and April 30, 2002, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.


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


OPERATION  SUMMARY

The highest priority is planned to be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

Included in the marketing program is the initial establishments of strategic alliances with companies involved with green marketing programs. During the third party verification process, Mass Megawatts, plans to begin these efforts with "word of mouth" techniques at business organizations and with power brokers. As a lower priority Mass Megawatts may be involved in very limited efforts to include direct advertising to green pricing customers either through direct mail or advertising in the media in conjunction with environmental related events. On a limited budget, the Company plans to be able to determine which marketing methods are most effective by marketing in a very limited geographical area.

As initial marketing efforts including "word of mouth" techniques have matured, the company plans to advertise in local publications if cash flow allows continued marketing efforts. Again as noted earlier, no assurance can be given as to the development of a successful marketing program. If successful, television and radio advertisement could be utilized.

As our next priority, working capital and administrative support plans tobe used for contingencies on an "as needed" basis.

EMPLOYEES

     EMPLOYEES
     As of April 30, 2003, the Company had no full time employees, however, Jonathan Ricker is a full-time executive officer and hires part time employees as necessary. The Company has retained other members of the management team as consultants. Megawatts believes that there will be no significant changes in the number of employees. Mass Megawatts does not have an employment contract with Mr. Ricker.


STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the California Power Exchange. The Company will try to avoid difficulties of evaluating wind resources, obtaining siting, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.



DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities is planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provides a five percent non-refundable deposit on each block of electricity reserved for future purchase. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Electricity choice, which helps negotiate consumer electric sales, is another marketing resource for the Company's products. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically a percentage of power sales.


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

EXECUTIVE OFFICER:

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

CONSULTANTS:

     Chief Operating Officer Thomas D. McBride Deerfield Circle Shrewsbury, MA01545 Age: 44 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     Mr. McBride was instrumental in improving several business operations over the last 25 years. In the past three years from year 2001,he served as a consultant for emerging growth businesses including Mass Megawatts.Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Mr. McBride developed a team oriented engineering staff, which helped reverse the declining market share through product upgrades and introducing new products. He decreased lead times on standard orders to production. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

     Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in
     1970

     Michael A. Cook,
     Project Finance Manager

     Mr. Cook has over 25 years of experience in the project finance in energy industry including 15 year involved with wind energy. Since 2003, he consulted and advised several companies related to creative finace strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003 , he he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manger of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas Andrellos,
     Director of Business Planning

     Mr. Andrellos has over 20 years experience in the areas of Materials Management. Since 1998, he is a consultant for most high tech companies. Purchasing, and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. Directed the operational organization in support of budget objectives, business goals, and customer delivery. Managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plants materials manager, and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management, and employee values.


     Thomas M. Dill,
     Director of Corporate Services

     Mr. Dill has over 25 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. Hid project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

     F. Adrian Price,
     Principal mechanical engineer

     Adrian has 18 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment.Since 1999, he was the Chief mechanical engineer for Topsfield Engineering He also worked for Mass megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

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

     Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)


ITEM  10.     EXECUTIVE  COMPENSATION


     The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contract with Mass Megawatts Compensation paid to Jonathan Ricker, Chairman and Chief Executive Officer, is in the form of consulting fees, for the past three years is noted in the table below:


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