Form 10QSB/A
period 2003-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-06-09
CIK 1117228

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


OPERATION  SUMMARY

The highest priority is expected to be constructing a 50 kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chose Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

As initial marketing efforts including "word of mouth" techniques have matured, the company is expected to advertise in local publications if cash flow allows continued marketing efforts. Again as noted earlier, no assurance can be given as to the development of a successful marketing program. If successful, television and radio advertisement could be utilized.

As our next priority, working capital and administrative support would be used for contingencies on an "as needed" basis.

EMPLOYEES

As of July 31, 2003, the Company had no full time employees. However, Jonathan Ricker is a consultant and hires other consultants as necessary. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees.


STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the California Power Exchange. The Company will try to avoid difficulties of evaluating wind resources, obtaining siting, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. . We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.


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

ITEM  5.     OTHER  MATTERS

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits  -
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