Form 10QSB/A
period 2003-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-06-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 2

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

As our next priority, working capital and administrative support is planned be used for contingencies on an "as needed" basis.

EMPLOYEES

As of October 31, 2003, the Company had no full time employees. However, Jonathan Ricker is a full-time executive officer and hires other consultants as necessary. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. Mass Megawatts does not have an employment contract with Mr. Ricker.


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


DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities plans to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provides a five percent non-refundable deposit on each block of electricity reserved for future purchase. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Electricity choice, which helps negotiate consumer electric sales, is another marketing resource for the Company's products. The Company plans aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It also plans to solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically a percentage of power sales.


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