Form 10QSB/A
period 2004-01-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-06-09
CIK 1117228

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

As our next priority, working capital and administrative support is planned to be used for contingencies on an "as needed" basis.

EMPLOYEES

As of January 31, 2004, the Company had no full time employees. However, Jonathan Ricker is a full-time executive officer and hires part time employees as necessary. The Company has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant chanes in the number of employees. None of the Company's employees are covered by a collective bargaining agreement. Mass Megawatts does not have an employment contract with Mr. Ricker.


STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges. The Company plans to try to avoid difficulties of evaluating wind resources, obtaining siting, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. . We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.


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

Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as January 31, 2004 the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

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