Form 10KSB
period 2004-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2004-07-26
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2004

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

      X YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2004.

As of April 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,272,665, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 1,190,060. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2004, the number of shares outstanding of the Registrant's Common Stock, no par value was 2,899,896.

Our principal offices are located at 11 Maple Avenue, Shrewsbury, Massachusetts 01545 and our telephone number is (508) 751-5432.

                        MASS MEGAWATTS WIND POWER, INC.


                                    CONTENTS


Part I
------

     Item  1.     Description of Business

     Item  2.     Description of Property

     Item  3.     Legal Proceedings

     Item  4.     Submission of Matters to a Vote of Security Holders


Part II
-------

     Item  5.     Market for the Common Equity and Related Stockholder Matters

     Item  6.     Management's Discussion and Analysis or Plan of Operation

     Item  7.     Financial Statements

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Item  8A.    Controls and Procedures


Part III
--------

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Item  10.    Executive Compensation

     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Item  12.    Certain Relationships and Related Transactions

     Item  13.    Exhibits and Reports on Form 8-K

     Item  14.    Principal Accountant Fees and Services


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


     Cautionary  Statement

     This Registration Statement may contain forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to produce a cost-effective wind energy conversion device. Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this registration statement are the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its MAT power developments; to successfully produce the MAT on time and remaining competitive; the inability of the Company to sell its wind energy systems in the future, if needed, to finance the marketing and sales of its electricity; general economic conditions; as well as those risk factors detailed in the periodic reports filed by the company.


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

     COMPANY  SUMMARY
Mass Megawatts plans to build and operate wind energy power plants and plans to sell the electricity to the electric power exchange. The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. Fossil fuel technology can produce electricity at 3 cents per kilowatt hour whereas the Mass Megawatts can produce it for less than 3 cents unlike the current commercially available wind technology. The Company's patented MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy as a major factor in the production of electric power worldwide. Based on MAT's performance, the Company's proposed 1,000 megawatt wind farm is projected to produce power at less than 2.5 cents per kWh in high wind speed locations being measured at greater than 16 miles per hour average annual wind velocity. After deducting the expenses related to both capital cost and the operations of the wind power plant, a profit can be realized at 2.5 cents per kWh at 16 miles per hour wind velocity. The 1000 megawatt power plant is projected to be completed by the year 2009. Mass Megawatts is not expected to finalize a location until November 2003 at the earliest.

If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power for as much as 6.5 cents per kWh. The price of electricity in the commodities markets have remained above 4 cents per kilowatt/hour even when the price of oil was $10 per barrel back in 1998. The lowest cost of the fossil fuel prices which is natural gas is expected to double in the price according to projections on the open market commodity trading of the natural gas. Power brokers usually receive a premium of 1.5 cents per kWh above the wholesale price paid on the open market. Therefore, 5.5 cents per kWh is a conservative green market price paid to green power brokers. The market is new and subject to uncertainty including price fluctuations.

The sale of electricity to power brokers is more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a 2 cents per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Mass Megawatts plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. Mass megawatts plans to build and operate wind energy plants and sell the electricity either through contracts with utilities which is the traditional method for independent power plants or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. In some cases, we have plans to sell the power plants themselves to large customers or utilities.


     LICENSING  RIGHTS

Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls orstructure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovations in order to reduce the cost of wind power. There are also better methods of reducing the amount of material used in order to achieve a desired power output. The MAT is comprised of certain products and technology covered by several applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise several innovations related to methods to increase wind velocity. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Pursuant to the sublicensing agreement, Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker, Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is the method used to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

     THE  PRODUCT

The Company's product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame, house 16 shafts 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes at locations which have an average annual wind speed of greater than 16 miles per hour There are enough locations in the United States with 16 miles per hour average annual wind velocity to power twenty percent of the nation's energy supply according to the United State's Department of Energy.

In order to generate large amounts of cost-efficient energy, conventional turbines (airplane propeller style) require massive and expensive rotors to turn the huge blades. These blades must be of a diameter sufficient to increase the airflow impacting the blade's surface area. As the diameter of the blade increases, so too does the cost of other components. Large blades also create structural stress and fatigue problems in the gearbox, tower, and in the yawing system which turns the turbine into the optimal wind direction.

The MAT reduces blade cost by using a geometrically simple, smaller blade which addresses problems associated with vertical axis turbines. Vertical axis turbines suffer from severe structural stress problems caused by the forces of lift which push the blades back and forth causing heavy cyclical loads. As vertical turbines rotate, wind contacts them first from the left side, then from the right. This constant repetitive motion causes fatigue. The popular propeller, or horizontal version, also has horizontal lift stresses, although at a reduced level since the lift forces are not constantly reversing. MAT's small blade units eliminate the structural fatigue of longer, heavier blades. The need to accurately balance the lightweight blades are less critical. In other words, blades of less than 3 feet in diameter can survive a hurricane unlike the larger blades. It also enables MAT to more efficiently gather the mechanical power of the wind and transfers it to the generators for the production of electrical power. The higher speed of rotation of the smaller blades also allow the use of smaller and less expensive gearboxes in order to increase the rotation of the mechanical forces to power the generators cost effectively. This innovation also allows other critical parts of the wind turbine to be repositioned, thus reducing the structural complexity and cost of construction. For example, the heavy generator and shaft speed increasing device can now be placed at ground level, rather than mounted atop the tower. In conventional wind turbine design, the shaft speed increasing device is typically a heavy gearbox which must be sufficiently rugged to withstand the vibrations of the tower caused by the large blades. The combination of vibrations and yaw (the action of turning the turbine into the wind), causes structural stress.

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

     BRIEF TECHNICAL OVERVIEW OF PRODUCT ADVANTAGES

Traditionally, wind turbines were supported by a single tower and in many cases with guy wires that lead to a multitude of vibration and frequency related problems. The blades of vertical axis turbines were large and therefore limited in their design and the materials. For example, aluminum extrusion and fiberglass pultrusion were used in the two most serious commercial applications of vertical axis turbines. Due to the large size of the fiberglass blades, transporting them require a straight shape. The strength was limited for the purpose of being able to bend the blades at the place of installation. In other vertical axis wind technology, the aluminum blades could not form a true aerodynamically optimal shape. The blades had to be made of significant length and the available extrusion equipment for the long length and large profiles are not available for producing a structural and aerodynamic blade at a cost competitive price. The patents of both serious commercial prior applications of vertical axis technology are described in "Vertical Axis Wind Turbine" Patent number 4,449,053 and "Vertical Axis Wind Turbine with Pultruded Blades" in Patent number 5,499,904. The MAT overcame the size related disadvantages. One such manufacturing advantage of the MAT includes the cost reduction of using smaller components instead of larger and fewer components. Other advantages include providing more solid blades, which help, resolve cyclical stress advantages include providing inexpensive repair and maintenance with components like the generator, heavy variable speed equipment and gearbox on the ground level while elevating the rotor high above the ground in order to avoid turbulence. The MAT is also easier to construct and uses standard off the shelf items which avoids the need of custom made parts with the exception of the mass-produced blades.

     MARKETS

Wind energy experienced a 30% annual growth rate for the past five years with a 35% growth rate last year in 2003 according the the American Wind Energy Association which is the industry's trade organization based in Washington, D.
C. and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

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

Not factoring the Company's MAT product, World Energy Council expects new wind capacity worldwide to continue to grow. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Mass Megawatts chooses to seek new horizons beyond current perception and knowledge by developing new technologies that will significantly reduce wind energy costs. As a result, the Company products can be seen as participants in several different industries.

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

     DISTRIBUTION  PATTERNS

Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company would test the site to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company would obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms, however, the MAT's slower moving blades should help eliminate this issue.

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

     FOREIGN SALES AND EXPORTS

Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2004 or 2003.

     RESEARCH AND DVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2004 and 2003 amounted to $647,974 and $78,047, respectively. All of these costs are borne by the Company.

ITEM  2.     DESCRIPTION  OF  PROPERTY

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

The new prototype being constructed is located in Blandford, Massachusetts. It is a pre-commercial prototype which is designed for selecting the system for commercial production.

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

There were no matters submitted to the security holders during the year ended April 30, 2004.

                                     PART II
                                     -------

ITEM  5.     MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over the Counter Bulletin Board under the symbol "MMGW.OB" or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2004 and April 30, 2003, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.

                           2004
                   HIGH           LOW
First  Quarter   $  3.99       $  0.80
Second  Quarter     4.90          1.50
Third  Quarter      3.75          2.00
Fourth  Quarter     4.50          2.75

                           2003
                   HIGH           LOW
First  Quarter   $  7.00       $  2.00
Second  Quarter     7.00          1.10
Third  Quarter      4.00          1.50
Fourth  Quarter     3.00           .75

During the year ended April 30, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2004, the Company issued the following shares of stock:

                                                              Shares    Amount      Service
                                                              -------  --------     -------
Common stock for services at $0.80 per share (May 2003)        64,000  $ 51,200  Research & development
Common stock for services at $0.80 per share (June 2003)       42,000  $ 33,600  Research & development
Common stock for services at $1.20 per share (June 2003)       15,000  $ 18,000  Research & development
Common stock for services at $1.50 per share (July 2003)       28,000  $ 42,000  Research & development
Common stock for cash at $1.00 per share (July 2003)          168,000  $168,000
Common stock for services at $3.00 per share (October 2003)    27,500  $ 82,500  Site development
Common stock for cash at $1.50 per share (October 2003)       201,635  $302,452
Common stock for services at $3.50 per share (November 2003)   35,000  $122,500  Site development
Common stock for cash at $1.50 per share (December 2003)       50,370  $ 75,200
Common stock for services at $3.50 per share (December 2003)   21,500  $ 75,250  Site development
Common stock for services at $3.40 per share (December 2003)    1,600  $  5,440  Site development
Common stock for services at $2.75 per share (April 2004)       8,500  $ 23,375  Research & development
Common stock for cash at $1.50 per share (April 2004)          10,000  $ 15,000

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

As of April 30, 2004, there were approximately 283 shareholders of Common Stock. As of April 30, 2004, there were 2,899,896 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.


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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following April 30, 2004. Although no assurance can be given, the Company is in the process of filing Form SB-2 with the Securities and Exchange Commission to assist in raising additional funds and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2004 and the period May 27, 1999 (date of inception) to April 30, 2004. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only six years of operating results, with no revenues from operations. Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

On November 12, 2001, the Company was cleared by the NASD to begin public trading. The Company's ticker symbol is MMGW and can be found on the Over-The-Counter Bulletin Board, more commonly described as OTC-BB: MMGW.

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


OPERATION  SUMMARY

The highest priority is planned to be constructing a 50kW rated Multiaxis Turbosystem for third party verification of the technology. We have tentatively chosen Underwriter's Laboratories which is a vender for the National Renewable Energy Laboratories in Golden, Colorado. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

Included in the marketing program, is the initial establishment of strategic alliances with companies involved with green marketing programs. During the third party verification process, Mass Megawatts, plans to begin these efforts with "word of mouth" techniques at business organizations and with power brokers. As a lower priority Mass Megawatts may be involved in very limited efforts to include direct advertising to green pricing customers either through direct mail or advertising in the media in conjunction with environmental related events. On a limited budget, the Company plans to be able to determine which marketing methods are most effective by marketing in a very limited geographical area.

As initial marketing efforts including "word of mouth" techniques have matured, the company plans to advertise in local publications if cash flow allows continued marketing efforts. Again as noted earlier, no assurance can be given as to the development of a successful marketing program. If successful, television and radio advertisement could be utilized.

As our next priority, working capital and administrative support plans to be used for contingencies on an "as needed" basis.

Over the 6 months, Mass Megawatts has continued to refine the engineering details and construction processes required for commercial production of the Muti-Axis turbosystem (MAT). These advances are currently being applied in the construction of a new 20kW MAT prototype in Blandford Massachusetts. Plans are also underway, in cooperation with Underwriters Laboratory, to construct a 50kW MAT in Wyoming. The MAT technology, including construction processes and operational results, will be evaluated by Underwriter's Laboratory. This independent, third party verification is anticipated to accelerate worldwide awareness and acceptance of the MAT technology. In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. As of today, there have been no sales of the MAT units.

In the third quarter of fiscal year ended April 30, 2004, with approval from the town of Blandford Massachusetts, a foundation hole was dug in preparation for the construction of a 20kW commercial prototype MAT unit. Construction of this prototype was begun during the fourth quarter of fiscal year ended April 30, 2004 with the pouring of the foundation and subsequent construction to complete the MAT unit in Blandford within the fiscal year ended April 30, 2005. (See pictures on website www.massmegawatts.com.). This project will incorporate information and improvements gleaned from nearly three years of the fully functional operation of the Charlton 5 kW prototype. The new model will house extensive testing equipment to further the study and development for commercial operation and sales.

The Company is also planning a Wyoming/Underwriter's Lab testing project, which will include the construction of a 50kW MAT unit in a high wind (class 6) site. This will house additional testing equipment for the purpose of having Underwriter's Laboratory (UL) complete third party certification of the MAT technology.

EMPLOYEES

As of April 30, 2004, the Company had no full time employees. However, Jonathan Ricker is a executive officer and hires other consultants as necessary. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. None of the Company's employees are covered by a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges. The Company plans to try to avoid difficulties of evaluating wind resources, obtaining sites, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. is preparing a MAT sales presentation during the fiscal year ended April 30, 2005, for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages. (Details may be found on our website under "New Developments -- Tax Package".) Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities are planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provide a five percent non-refundable deposit on each block of electricity reserved for future purchases. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Another marketing resource for the Company's product is Electricity Choice, which helps negotiate consumer electric sales. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically calculated as a percentage of power sales.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses and deposits on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 effected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.


ITEM  7.     FINANCIAL  STATEMENTS



                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                    Years Ended April 30, 2004 and 2003 and
            Period May 27, 1997 (Date of Inception) to April 30, 2004

                                    CONTENTS
                                    --------


Financial Statements:

Report of Independent Registered Public Accounting Firm on Financial
Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 3
  Statements of Changes in Stockholders' Deficit . . . . . . . . . . . . . 4-8
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 9
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . 10-13

            Report of Independent Registered Public Accounting Firm



Board of Directors
Mass Megawatts Wind Power, Inc.
Shrewsbury, Massachusetts


We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2004 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004. These financial statements are the responsibility of the management of Mass Megawatts Wind Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts Wind Power, Inc. (a development stage enterprise) as of April 30, 2004 and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
June 25, 2004

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                 April 30, 2004


ASSETS
Current assets:
  Cash                                                              $    18,504
  Prepaid expenses and deposits                                           6,913
                                                                    ------------
Total current assets                                                     25,417

Equipment, net of accumulated depreciation                               12,653
                                                                    ------------


                                                                    $    38,070
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                           $    14,750
  Due to stockholder                                                     22,519
                                                                    ------------
Total current liabilities                                                37,269

Stockholders' equity:
  Common stock; no par value; 5,000,000 shares authorized;
    2,899,896 shares issued and outstanding                           2,271,788
  Deficit accumulated during development stage                       (2,270,987)
                                                                    ------------
Total stockholders' equity                                                  801
                                                                    ------------


                                                                    $    38,070
                                                                    ============


The accompanying notes are an integral part of the financial statements.       2

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                             May 27,
                                                           1997 (Date
                                   Year Ended April 30,   of Inception)
                                ------------------------  to April 30,
                                   2004        2003            2004
                                -----------  -----------  ------------
Revenues:
  Other income                  $      428   $       22   $     3,704
                                -----------  -----------  ------------

Expenses:
  Operating costs and expenses     890,429      317,114     2,262,884
  Depreciation                       3,543        3,421        11,807
                                -----------  -----------  ------------
                                   893,972      320,535     2,274,691
                                -----------  -----------  ------------


Net loss                        $ (893,544)  $ (320,513)  $(2,270,987)
                                ===========  ===========  ============


Net loss per share              $     (.34)  $     (.15)  $     (1.12)
                                ===========  ===========  ============


Weighted average number of
  common shares                  2,659,200    2,186,812     2,023,976
                                ===========  ===========  ============


The accompanying notes are an integral part of the financial statements.       3

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2004


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

        For the Period May 27, 1997 (Date of Inception) to April 30, 2004


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Deficit

        For the Period May 27, 1997 (Date of Inception) to April 30, 2004


                                                          Deficit
                                                         Accumulated
                                     Common Stock          During
                                 ---------------------   Development
                                  Shares      Amount        Stage        Total
                                 ---------  ----------  -------------  ----------
Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                      14,615      58,611                    58,611

Net loss for the year                                       (796,088)   (796,088)
                                 ---------  ----------  -------------  ----------

Balance, April 30,  2002         2,158,178  $1,089,674  $ (1,056,930)  $  32,744

Issuance of common stock for
  Engineering related
  services at $5.00 per share
  (May 2002)                         7,394      36,970                    36,970

Issuance of common stock for
  Marketing related
  services at $4.00 per share
  (July 2002)                          100         400                       400

Issuance of common stock for
  Data acquisition
  services at $3.25 per share
  (August 2002                       1,830       5,948                     5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                      2,310       7,508                     7,508

Issuance of common stock for
Office and clerical
  services at $3.25 per share
  (September 2002)                     400       1,300                     1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                   1,235       4,014                     4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                  11,384      36,997                    36,997

Issuance of common stock for
  Project site preparation
  services at $3.00 per share
  (November 2002)                    2,400       7,200                     7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                    3,025       9,075                     9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                     5,520      16,560                    16,560

Issuance of common stock for
  project and site development
  services at $3.00 per share
  (January 2003)                     2,330       6,990                     6,990

Issuance of common stock for
  product parts acquisition
  services at $1.50 per share
  (February 2003)                    5,750       8,625                     8,625


The accompanying notes are an integral part of the financial statements.       6

                        Mass  Megawatts  Wind  Power,  Inc.
                        (A  Development  Stage  Enterprise)

                  Statements  of  Changes  in  Stockholders'  Deficit

        For  the  Period  May  27,  1997  (Date  of Inception) to April 30, 2004


                                                            Deficit
                                                           Accumulated
                                      Common Stock           During
                                  ----------------------   Development
                                   Shares      Amount         Stage        Total
                                  ---------  -----------  -------------  ----------
Issuance of common stock for
  public relation at potential
  development site services
  at $1.25 per share
  (February 2003)                    13,650      17,062                     17,062

Issuance of common stock for
  clerical services at $0.75
  per share (February 2003)           1,600       1,200                      1,200

Issuance of common stock for
  office work at $.80 per share
  (March 2003)                        8,350       6,680                      6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                        1,335       1,068                      1,068

Net loss for the year                                         (320,513)   (320,513)
                                  ---------  -----------  -------------  ----------
Balance, April 30, 2003           2,226,791  $1,257,271   $ (1,377,443)  $(120,172)
                                  =========  ===========  =============  ==========
Issuance of common stock for
  prototype development
  services at $.80 per share
  (May 2003)                         64,000      51,200                     51,200

Issuance of common stock for
  prototype development
  services at $.80 per share
  (June 2003)                        42,000      33,600                     33,600

Issuance of common stock for
  prototype development
  services at $1.20 per share
  (June 2003)                        15,000      18,000                     18,000

Issuance of common stock for
  prototype development
  services at $1.50 per share
  (July 2003)                        28,000      42,000                     42,000

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                       168,000     168,000                    168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                     27,500      82,500                     82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                    201,635     302,452                    302,452

Issuance of common stock for
   site development services
   at $3.50 per share
   (November 2003)                   35,000     122,500                    122,500


The accompanying notes are an integral part of the financial statements.       7

                        Mass  Megawatts  Wind  Power,  Inc.
                        (A  Development  Stage  Enterprise)

                  Statements  of  Changes  in  Stockholders'  Deficit

        For  the  Period  May  27,  1997  (Date  of Inception) to April 30, 2004


                                                              Deficit
                                                            Accumulated
                                        Common Stock          During
                                   ----------------------   Development
                                     Shares      Amount        Stage        Total
                                    ---------  ----------  -------------  ----------
Issuance of common stock for
   cash at $1.50 per share
   (December 2003)                     50,370      75,200                    75,200

Issuance of common stock for
   site development services
   at $3.50 per share
   (December 2003)                     21,500      75,250                    75,250

Issuance of common stock for
   site development services
   at $3.40 per share
   (December 2003)                      1,600       5,440                     5,440

Issuance of common stock for
   prototype development services
   at $2.75 per share
   (April 2004)                         8,500      23,375                    23,375

Issuance of common stock for
   cash at $1.50 per share
   (April 2004)                        10,000      15,000                    15,000

Net loss for the year                                          (893,544)   (893,544)
                                    ---------  ----------  -------------  ----------
Balance, April 30, 2004             2,899,896  $2,271,788  $ (2,270,987)  $     801
                                    =========  ==========  =============  ==========

* Common stock issued at $2.25 per share, which is the fair value on the date of issuance.


The accompanying notes are an integral part of the financial statements.       8

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                       May  27,
                                                                      1997 (Date
                                              Year Ended April 30,   of Inception)
                                             ----------------------  to April 30,
                                                2004        2003         2004
                                             ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                   $(893,544)  $(320,513)  $(2,270,987)
                                             ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses    453,865      93,443       795,489
      Depreciation                               3,543       3,421        11,807
      (Increase) decrease in prepaid
        expenses and deposits                   (6,913)      1,500        (6,913)
      (Decrease) increase in
        accounts payable                       (30,036)     53,137        51,746
                                             ----------  ----------  ------------
  Total adjustments                            420,459     151,501       852,129
                                             ----------  ----------  ------------
  Net cash used by operating activities       (473,085)   (169,012)   (1,418,858)
                                             ----------  ----------  ------------
INVESTING ACTIVITIES
  Acquisition of property and equipment         (7,360)                   (7,360)
                                             ----------  ----------  ------------
  Net cash used by investing activities         (7,360)                   (7,360)
                                             ----------  ----------  ------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock       560,651      37,157     1,422,203
  (Decrease) increase in due to stockholders   (66,335)     88,855        22,519
                                             ----------  ----------  ------------
  Net cash provided by financing activities    494,316     126,012     1,444,722
                                             ----------  ----------  ------------
NET INCREASE (DECREASE) IN CASH                 13,871     (43,000)       18,504

CASH AT BEGINNING OF YEAR                        4,633      47,633
                                             ----------  ----------  ------------

CASH AT END OF YEAR                          $  18,504   $   4,633   $    18,504
                                             ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


     During the year ended April 30, 2003, the Company exchanged 11,384 shares of common stock in satisfaction of $36,997 of a payable.

     During the year ended April 30, 2001, the Company exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.


The accompanying notes are an integral part of the financial statements.       9

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2004 and 2003 and
            Period May 27, 1997 (Date of Inception) to April 30, 2004


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

2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $2,271,000 at April 30, 2004 and negative cash flows from operations of approximately $473,000 for the year ended April 30, 2004. In addition, at April 30, 2004, the Company had negative working capital of approximately $12,000. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

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

     Equipment is recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

     In accordance with Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. During the year ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004, the Company did not experience any impairment of assets.

     Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each period.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2004 and 2003 and
            Period May 27, 1997 (Date of Inception) to April 30, 2004

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004 were $7,369, $31,044, and $225,241, respectively. There were no direct response advertising costs incurred during the periods presented.

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004 amounted to $647,974, $78,047, and $972,068, respectively.

     The Company records stock as issued at the time consideration is received or the obligation is incurred.

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 and it did not have an impact on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company does not have any variable interest entities whose financial results are not included in the financial statement.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2004 and 2003 and
            Period May 27, 1997 (Date of Inception) to April 30, 2004

4.   EQUIPMENT

     Equipment as of April 30, 2004 consists of:

     Vehicle                                                     $     14,625
     Computer equipment                                                 2,475
     Test equipment                                                     7,360
                                                                 ------------
                                                                       24,460
     Less accumulated depreciation                                     11,807
                                                                 ------------
                                                                 $     12,653
                                                                 ============

5.   STOCK COMPENSATION EXPENSE

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the years ended April 30, 2004, and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004 the Company issued $453,865, $93,443 and $795,489 worth of stock for services rendered, respectively. These shares were valued at the fair value of the underlying stock.

6.    RELATED  PARTY  TRANSACTIONS

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

7.   LEASES

     The Company rents office space and a warehouse unit on a month-to-month basis. The total rent expense for the years ended April 30, 2004 and 2003 and the period May 27, 1997 (date of inception) to April 30, 2004 were $9,651, $22,700, and $53,982, respectively.

8.   INCOME  TAXES

     The Company has a net operating loss carryforward of approximately $2,275,000 at April 30, 2004 that expires in 2020 through 2025. This loss gives rise to a deferred tax asset at April 30, 2004 as follows:

     Tax benefit of net operating loss                       $    910,000
     Less valuation allowance                                     910,000
                                                             ------------
                                                             $          0
                                                             ============

     A valuation allowance is required by Financial Accounting Standards Board No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent as of April 30, 2004 is necessary.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    Years Ended April 30, 2004 and 2003 and
            Period May 27, 1997 (Date of Inception) to April 30, 2004

8.   INCOME  TAXES  (CONTINUED)

     The deferred tax asset and related valuation allowance increased by approximately $359,000 during the year ended April 30, 2004.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURES

1.   Disagreements  with  Accountants  on  Accounting  and Financial Disclosure:

          None

2.   Changes  in  Registrant's  Certifying  Accountants.

          None

ITEM  8A.  CONTROLS  AND  PROCEDURES

     a    Evaluation of disclosure controls and procedures.
          ------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Mass Megawatts Wind Power, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     b    Changes in internal controls over financial reporting.
          -----------------------------------------------------

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the year ended April 30, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

Certification by each Director and executive officer has been executed.

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE  OFFICER:

     Chairman, Chief Executive Officer and Chief Financial Officer Jonathan Ricker 11 Maple Avenue Shrewsbury, MA 01545 Age: 44 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     For the past 22 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 10 years.

Education  (degrees,  schools,  and  dates)

1978  -  1982     Bentley  College    Bachelor  of  Science,  General  Business
                  Waltham,  MA        Associates  Degree,  Science of Accounting

1974  -  1978     Worcester  Academy  Liberal  Arts  Worcester,  MA

CONSULTANTS:

     Chief Operating Officer Thomas D. McBride Deerfield Circle Shrewsbury, MA01545 Age: 45 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Mr. McBride was instrumental in improving several business operations over the last 25 years. In the past three years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Mr. McBride developed a team oriented engineering staff, which helped reverse the declining market share through product upgrades and introducing new products. He decreased lead times on standard orders to production. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

     Education  (degrees,  schools,  and  dates)

     MBA  from  University  of Akron in 1978 BSME from University of Missouri in
     1970

     Michael  A.  Cook,
     Project  Finance  Manager

     Mr. Cook has over 25 years of experience in the project finance in energy industry including 15 year involved with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas  Andrellos,
     Director  of  Business  Planning

     Mr.  Andrellos  has  over  20  years  experience  in the areas of Materials
     Management. Since 1998, he has been a consultant for most high tech companies. Purchasing, and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. He has directed the operational organization in support of budget objectives, business goals, and customer delivery. He has also managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plant materials manager and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management and employee values.


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

     F.  Adrian  Price,
     Principal  mechanical  engineer

     Adrian has 18 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment. Since 1999, he was the Chief Mechanical Engineer for Topsfield Engineering. He also worked for Mass megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

     Mr. Price has a BS and MS from Massachusetts Institute of Technology

     DIRECTORS

     There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

     They are elected every year at the Company's annual meeting.

    Jodi  A.  Vizzo
     Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically, real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 37 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Alison  Gray
     Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 47 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)

AUDIT  COMMITTEE

The Audit Committee consists of the entire Board of Directors. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company's independent auditors, and reviews and evaluates the Company's internal control functions. The board of directors has determined that Jonathan Ricker is the audit committee "financial expert", as such term is defined under federal securities law, and is not independent. Mr. Ricker is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and
(iv)  other  relevant  experience.

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, for the past three years is as follows:

                              2004          2003          2002
     JONATHAN RICKER       $44,500       $12,700       $63,200

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

     The following table sets forth information as of April 30, 2004 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 2,899,896 shares issued and outstanding as of April 30, 2004.


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

The majority shareholder has several made advances to the Company, during fiscal year ended April 30, 2004, to assist with its financial obligations. These advances, in the amount of $22,519 at April 20, 2004, are non-interest bearing, unsecured and due on demand.

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


ITEM  13.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

     A)   Form  8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2004:

          January 29, 2004 reporting the Company's issuance of a press release announcing certain financial results for the fiscal quarters ended July 31, 2003 and October 31, 2003 and for the year ended April 30, 2003.

          March 10, 2004 reporting the Company's issuance of a press release announcing certain financial results for the fiscal quarter ended January 31, 2004.

          March 12, 2004 reporting the Company's issuance of a press release announcing certain financial results for the fiscal quarter ended January 31, 2004 and confirmed that the amendments filed for the Form 10KSB/A and the 10QSB/A's did not contain any changes to the financial losses.

     B)   Exhibits  -

          14      Code of Conduct/Ethics

          31      Certification of the Chief Financial Officer
                  Dated June 30, 2004

          32      Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbaenes-Oxley Act of 2002



ITEM  14.      PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES

Audit  Fees
-----------

During 2004 and 2003, we were billed by our accountants, Pender Newkirk & Company, approximately $33,394 and $40,760 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit  related  fees
--------------------

None

Tax  Fees
---------

None

All  Other  Fees
----------------

None

Board of Directors Pre-Approval Process, Policies and Procedures
----------------------------------------------------------------

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                         MASS MEGAWATTS WIND POWER,  INC.


Dated:    6/30/04                        By:  /s/  Jonathan  Ricker
        --------------                        ----------------------------------
                                              Jonathan  Ricker
                                              Chairman, Chief Executive Officer,
                                              Chief Financial Officer and
                                              Principal Accounting Officer



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:    6/30/04                        By:  /s/  Jonathan  Ricker
        --------------                        ----------------------------------
                                              Jonathan  Ricker
                                              Chairman, Chief Executive Officer,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

Dated:    6/30/04                        By:  /s/  Allison  Gray
        --------------                        ----------------------------------
                                              Allison  Gray
                                              Director


Dated:    6/30/04                        By:  /s/  Jodi  A.  Vizzo
        --------------                        ----------------------------------
                                              Jodi  A.  Vizzo
                                              Director