Form 10KSB/A
period 2003-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2004-08-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 4

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


Signatures

Certifications

     Forward Looking Statements

     This financial report may contain forward-looking statements. Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to wind energy, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.


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

(a)  General Development of Business

     Mass Megawatts Wind Power Inc., a Massachusetts Corporation ("Mass Megawatts" or the "Company") is in the business of producing wind turbines currently under development and selling wind generated electricity. The Company was organized under the laws of the Commonwealth of Massachusetts on May 27, 1997 as Mass Megawatts, Inc. and changed its name to Mass Megawatts Power, Inc. on January 2, 2001. Mass Megawatts Power, Inc. changed its name again on February 27, 2002 to Mass Megawatts Wind Power, Inc.

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


     COMPANY SUMMARY
     Mass Megawatts plans to build and operate wind energy power plants currently under development and plans to sell the electricity to the electric power exchange. The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. Fossil fuel technology can produce electricity at 3 cents per kilowatt hour whereas the Mass Megawatts hopes to produce it for less than 3 cents unlike the current commercially available wind technology. The Company's licensed MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy as a major factor in the production of electric power worldwide.

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

     LICENSING RIGHTS
     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market the MAT currently under development, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls or structure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovation in order to reduce the cost of wind power. There is also better methods of reducing the amount of material used in order to achieve a desired power output. The MAT is comprised of certain products and technology covered by several Applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise of several innovations related to methods to increase wind velocity The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor of which Mass Megawatts is a sublicensee is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International, the licensee which in turn sublicences to Mass Megawatts. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is method to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

     THE PRODUCT
     The Company's product currently under development is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes at locations which have an average annual wind speed of greater than 16 miles per hour There are enough locations in the United States with 16 miles per hour average annual wind velocity to power twenty percent of the nation's energy supply according to the United State's Department of Energy.

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

     The following are just a few of the companies involved in wind power, and they represent the largest wind turbine manufactures in the world.

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

ITEM  3.     LEGAL  PROCEEDINGS

In May 1999, the Company purportedly executed a document with an individual who represented that he had valuable technology and patents relevant to the Company's business that he would transfer to the Company, and represented that he would assist the Company in financing activities. Under this document, the Company would transfer shares of capital stock to the individual in exchange for the patents and technology and his services in connection with the financing. The Company subsequently determined that this individual's representation that he had valuable patents and technology relevant to the Company's business was fraudulent. The Company did not receive any material services from this individual relating to its financing activities, and never received any financing from sources introduced by this individual. The individual is now claiming the right to 20 percent of the Company's outstanding shares under this document. The individual claiming the 20 percent of the shares had never filed a claim. The Company does not believe that it has an obligation to issue any shares to this individual. Counsel of the Company has reviewed the matter and advised the Company that it is highly unlikely that this individual would recover a material number of shares if he brought a lawsuit against the Company. The Company is aware of an identical contemporaneous document giving a second individual the right to ten percent of the Company's shares for the same consideration. No claim has been made based on the second document. If a claim were made, the Company's conclusions regarding the validity and likelihood of success would be the same as they are with respect to the first claim.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over the Counter Bulletin Board under the symbol "MMGW.OB". or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2003 and April 30, 2002, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


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

     Dividend Policy
     ---------------
     The Company does not have any earnings and anticipate that it will not pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earning in order to help finance the growing operations.

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
                                                                 ============

5.   RELATED PARTY TRANSACTIONS

     The due to stockholder account is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand in the amount of $88,855.

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


                                                                              12

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

     In the past three years from year 2001,he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts He decreased lead times on standard orders to production. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company.

     Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in
     1970

     Michael A. Cook,
     Project Finance Manager

     Mr. Cook, age 48, has over 25 years of experience in the project finance in energy industry including 15 year involved with wind energy. Since 2003, he consulted and advised several companies related to creative finace strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003 , he he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manger of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas Andrellos,
     Director of Business Planning

     Mr. Andrellos, age 38, has over 20 years experience in the areas of Materials Management. Since 1998, he is a consultant for most high tech companies. Purchasing, and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. Directed the operational organization in support of budget objectives, business goals, and customer delivery. Managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plants materials manager, and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management, and employee values.


     Thomas M. Dill,
     Director of Corporate Services

     Mr. Dill, age 43, has over 25 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. Hid project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

     F. Adrian Price,
     Principal mechanical engineer

     Adrian, age 51, has 18 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment.Since 1999, he was the Chief mechanical engineer for Topsfield Engineering He also worked for Mass megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

     Mr. Price has a BS and MS from Massachusetts Institute of Technology



     DIRECTORS

     There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

     They are elected every year at the Company's annual meeting.

     Jodi A. Vizzo, age 35. Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically,real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 36 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     Alison Gray, age 46. Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 47 Term as officer: 1997 - current Term expiration: Term is continuous until an action by the majority shareholders.

     Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)


ITEM  10.     EXECUTIVE  COMPENSATION

     The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts Compensation paid to Jonathan Ricker, Chairman and Chief Executive Officer, is in the form of consulting fees based on an hourly rate, for the past three years is noted in the table below:

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

The majority shareholder, Jonathan Ricker, has several made advances based on a revolving line of credit to the Company, during fiscal year ended April 30, 2003, to assist with its financial obligations. These advances, in the amount of $88,855 at April 20, 2003, are non-interest bearing, unsecured and due on demand. The terms of the loans are more favorable than loans that be could be obtained elsewhere.

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

          Exhibit  1 - Amended and Restated By-Laws and Articles of
Incorporation

          Exhibit 31 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          Exhibit 32 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Exhibit 33 - Line of Credit to Mass Megawatts

          Exhibit 24 - License agreement with Windstorm International was filed as an exhibit to the Commission on August 24,2001 and incorporate herein by reference.


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

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
----------

During 2003 and 2002, we were billed by our accountants, Pender Newkirk & Company, approximately $40,760 and $33,862 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees
------------------

None

Tax Fees
--------

None

All Other Fees
--------------

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

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:    3/10/04                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer and Principal
                                           Accounting Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:    3/10/04                      By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer and Principal
                                           Accounting Officer

Dated:    3/10/04                      By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director


Dated:    3/10/04                      By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director