Form 10QSB/A
period 2004-01-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-08-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.2
                                 --------------

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following January 31, 2004. Mass Megawatts completed a Regulation D offering on December 15,2003. Although no assurance can be given, the Company start the process of filing Form SB-2 with the Securities and Exchange Commission in late January 2004 which was over 30 days from the completion of the private placement in December 2003 in order to assist in raising additional funds and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

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

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

Claim  for  Shares

In May 1999, the Company purportedly executed a document with an individual who represented that he had valuable technology and patents relevant to the Company's business that he would transfer to the Company, and represented that he would assist the Company in financing activities. Under this document, the Company would transfer shares of capital stock to the individual in exchange for the patents and technology and his services in connection with the financing.
The Company subsequently determined that this individual's representation that he had valuable patents and technology relevant to the Company's business was fraudulent. The Company did not receive any material services from this individual relating to its financing activities, and never received any financing from sources introduced by this individual. The individual is now claiming the right to 20 percent of the Company's outstanding shares under this document. The individual claming 20 percent of the stock had never filed a claim. The Company does not believe that it has an obligation to issue any shares to this individual. Counsel of the Company has reviewed the matter and advised the Company that it is highly unlikely that this individual would recover a material number of shares if he brought a lawsuit against the Company. The Company is aware of an identical contemporaneous document giving a second individual the right to ten percent of the Company's shares for the same consideration. No claim has been made based on the second document. If a claim were made, the Company's conclusions regarding the validity and likelihood of success would be the same as they are with respect to the first claim.

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