Form 10KSB/A
period 2004-04-30
MASS MEGAWATTS  WIND POWER INC
filed 2004-08-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB/A
                                 AMENDMENT NO. 1

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


Signatures

     Forward  Looking  Statements

     This financial report may contain forward-looking statements , particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to wind energy, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.


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

     COMPANY SUMMARY
Mass Megawatts plans to build and operate wind energy power plants currently under development and plans to sell the electricity to the electric power exchange. The Company's technology is hopes to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. Fossil fuel technology can produce electricity at 3 cents per kilowatt hour whereas the Mass Megawatts can produce it for less than 3 cents unlike the current commercially available wind technology. The Company's licensed MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy as a major factor in the production of electric power worldwide.

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


     LICENSING RIGHTS

Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls orstructure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovations in order to reduce the cost of wind power. There are also better methods of reducing the amount of material used in order to achieve a desired power output. The MAT is comprised of certain products and technology covered by several applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise several innovations related to methods to increase wind velocity. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Pursuant to the sublicensing agreement, Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed. The Sublicensor of which Mass megawatts is a sublicensee is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker, Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International who sublicenses to Mass Megawatts. Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is the method used to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

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

     COMPETITIVE COMPARISON

According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry

The current status in wind energy economics compared with alternate energy sources is shown in Figure 1. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual windspeed of 16 miles per hour or greater A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive. The table shown below is supported by information on the web site www.awea.org and many links located on the website.

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

During the year ended April 30, 2004, the Company issued the following shares of stock:


                                                              Shares    Amount      Service
                                                              -------  --------     -------
Common stock for services at $0.80 per share (May 2003)        64,000  $ 51,200  Research & development
Common stock for services at $0.80 per share (June 2003)       42,000  $ 33,600  Research & development
Common stock for services at $1.20 per share (June 2003)       15,000  $ 18,000  Research & development
Common stock for services at $1.50 per share (July 2003)       28,000  $ 42,000  Research & development
Common stock for cash at $1.00 per share (July 2003)          168,000  $168,000  eleven shareholders
Common stock for services at $3.00 per share (October 2003)    27,500  $ 82,500  Site development
Common stock for cash at $1.50 per share (October 2003)       201,635  $302,452  fourteen shareholders
Common stock for services at $3.50 per share (November 2003)   35,000  $122,500  Site development
Common stock for cash at $1.50 per share (December 2003)       50,370  $ 75,200  four shareholders
Common stock for services at $3.50 per share (December 2003)   21,500  $ 75,250  Site development
Common stock for services at $3.40 per share (December 2003)    1,600  $  5,440  Site development
Common stock for services at $2.75 per share (April 2004)       8,500  $ 23,375  Research & development
Common stock for cash at $1.50 per share (April 2004)          10,000  $ 15,000  three shareholders

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

The company may sell its securities to an unlimited number of "accredited investors" and up to 35 other purchases under Regulation 506 D with no advertising or general solicitation. Unlike Rule 505, all non-accredited investors, either alone or with a purchaser representative, must be sophisticated-that is, they must have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment;

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

     Dividend Policy
     ---------------

The Company does not have any earning and anticipate that it will not pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earning in order to help finance the growing operations.

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

     Education  (degrees,  schools,  and  dates)

     MBA  from  University  of Akron in 1978 BSME from University of Missouri in
     1970

     Michael  A.  Cook,
     Project  Finance  Manager

     Mr. Cook, age 49, has over 25 years of experience in the project finance in energy industry including 15 year involved with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.


     Thomas  Andrellos,
     Director  of  Business  Planning

     Mr. Andrellos, age 39, has over 20 years experience in the areas of Materials Management. Since 1998, he has been a consultant for most high tech companies. Purchasing, and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. He has directed the operational organization in support of budget objectives, business goals, and customer delivery. He has also managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plant materials manager and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management and employee values.


     Thomas  M.  Dill,
     Director  of  Corporate  Services

     Mr. Dill, age 44, has over 25 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. Hid project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

     F.  Adrian  Price,
     Principal  mechanical  engineer

     Adrian, age 52, has 18 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment. Since 1999, he was the Chief Mechanical Engineer for Topsfield Engineering. He also worked for Mass megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

     Mr. Price has a BS and MS from Massachusetts Institute of Technology

     DIRECTORS

     There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

     They are elected every year at the Company's annual meeting.

     Jodi  A.  Vizzo
     Mrs. Vizzo, age 36, is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically, real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 37 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Alison  Gray
     Ms. Gray, age 47,is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 47 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

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

ITEM 10.     EXECUTIVE COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

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

The majority shareholder, Jonathan Ricker, has several made advances based on a revolving line of credit to the Company, during fiscal year ended April 30, 2004, to assist with its financial obligations. These advances, in the amount of $22,519 at April 20, 2004, are non-interest bearing, unsecured and due on demand. The terms of the loans are more favorable than loans that could be obtained elsewhere.

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

          14      Code of Conduct/Ethics

          31      Certification of the Chief Financial Officer
                  Dated June 30, 2004

          32      Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbaenes-Oxley Act of 2002

          33      Line  of  Credit  to  Mass  Megawatts

          34 License Agreement with Windstorm International was filed as an exhibit to the Commission on August 24,2001 and incorporated herein by reference.



ITEM 14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
----------

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