Form 10QSB
period 2004-07-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-09-14
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                    OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.
                For the quarterly period ended July 31, 2004

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

There were 2,962,896 shares of the Registrant's no par value common stock outstanding as of July 31, 2004.

Transitional  Small  Business  Format  (check  one)   Yes       NO  X
                                                          ---      ---

                        Mass Megawatts Wind Power, Inc.
                       (A Development Stage Enterprise)


                                    CONTENTS



Part  I - Financial Information
-------------------------------

     Item  1.     Financial  Statements

     Item  2.     Management's Discussion & Analysis and Plan of Operation

     Item  3.     Controls and Procedures


Part  II - Other Information
----------------------------

     Item  1.     Legal Proceedings

     Item  2.     Changes in Securities

     Item  3.     Defaults On Senior Securities

     Item  4.     Submission of Matters to a Vote of Security Holders

     Item  5.     Other Matters

     Item  6.     Exhibits and Reports on Form 8-K

Signatures
----------

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                              Financial Statements
          Three Months Ended July 31, 2004 and 2003 (Unaudited) and the
      Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)


                                    CONTENTS


Financial Statements:

  Condensed Balance Sheet as of July 31, 2004 (Unaudited)

  Condensed Statements of Operations for the Three Months Ended
    July 31, 2004 and 2003 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)

  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)

  Condensed Statements of Cash Flows for the Three Months Ended July 31,
    2004 and 2003 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)

  Notes to  Condensed Financial Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          July 31, 2004 (Unaudited)


ASSETS
Current assets:
  Prepaid expenses and deposits                             $     9,146
                                                            ------------
Total current assets                                              9,146


Equipment, net of accumulated depreciation                       11,614
                                                            ------------


                                                            $    20,760
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
  Bank overdraft                                            $     3,749
  Accounts payable, trade                                         3,346
  Due to stockholder                                             51,329
                                                            ------------
Total  current  liabilities                                      58,424

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    2,962,896  shares  issued  and  outstanding               2,381,888
  Deficit  accumulated  during  development  stage           (2,419,552)
                                                            ------------
Total  stockholders' deficit                                    (37,664)
                                                            ------------


                                                            $    20,760
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                        Condensed Statements of Operations (Unaudited)


                                                         May 27, 1997
                             Three Months Ended       (Date of Inception)
                                 July 31,                  to July 31
                         ---------------------------  --------------------
                              2004          2003               2004
                         --------------  -----------  --------------------
Revenues:
  Other income           $          36   $       24   $             3,740
                         --------------  -----------  --------------------

Expenses:
  Operating costs and
    Expenses                   147,562      227,690             2,410,446
  Depreciation                   1,039          855                12,846
                         --------------  -----------  --------------------
                               148,601      228,545             2,423,292
                         --------------  -----------  --------------------

Net loss                 $    (148,565)  $ (228,521)  $        (2,419,552)
                         ==============  ===========  ====================

Net loss per share       $        (.05)  $     (.10)  $             (1.18)
                         ==============  ===========  ====================

Weighted average number
  of common shares           2,931,385    2,342,307             2,055,864
                         ==============  ===========  ====================

The accompanying notes are an integral part of the condensed financial statements.

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)



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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)

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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)



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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to July 31, 2004 (Unaudited)


                                                               Deficit
                                                             Accumulated
                                         Common  Stock         During
                                      -------------------    Development
                                       Shares      Amount       Stage         Total
                                      ---------  ----------  ------------  ----------

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                           168,000     168,000                   168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                         27,500      82,500                    82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                        201,635     302,452                   302,452

Issuance of common stock for
   site development services
   at $3.50 per share
   (November 2003)                       35,000     122,500                   122,500

Issuance of common stock for
   cash at $1.50 per share
   (December 2003)                       50,370      75,200                    75,200

Issuance of common stock for
   site development services
   at $3.50 per share
   (December 2003)                       21,500      72,250                    72,250

Issuance of common stock for
   site development services
   at $3.40 per share
   (December 2003)                        1,600       5,440                     5,440

Issuance of common stock for
   prototype development services
   at $2.75 per share
   (April 2004)                           8,500       23,375                  23,375

Issuance of common stock for
   cash at $1.50 per share
   (April 2004)                          10,000       15,000                  15,000

Net loss for the year                                           (893,544)   (893,544)
                                      ---------  ----------  ------------  ----------
Balance, April 30, 2004               2,899,896  2,271,788    (2,270,987)        801

Issuance of common stock for
   cash at $1.50 per share
   (May 2004)                            15,000      22,500                    22,500

Issuance of common stock for
   cash at $1.50 per share
   (June 2004)                           30,000      45,000                    45,000

Issuance of common stock for
   prototype development services
   at $2.70 per share
   (June 2004)                          13,000       35,100                    35,100

Issuance of common stock for
   cash at $1.50 per share
   (July 2004)                            5,000       7,500                     7,500

Net loss for the period                                        (148,565)     (148,565)
                                      ---------  ----------  ------------- -----------
Balance, July 31, 2004                2,962,896  $2,381,888  $ (2,419,552) $  (37,664)
                                      =========  ==========  ============= ===========

* Common stock issued at $2.25 per share, which is the fair value on the date of issuance.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                           May  27,
                                                 Three Months Ended    1997 (Date of
                                                    July 31,           Inception) to
                                                 ----------------------    July 31,
                                                    2004        2003         2004
                                                 ----------  ----------  ------------
OPERATING ACTIVITIES
  Net loss                                       $(148,565)  $(228,521)  $(2,419,552)
                                                 ----------  ----------  ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses         35,100     144,800       830,589
      Depreciation                                   1,039         855        12,846
      Increase in deposits and prepaid expenses     (2,233)       (370)       (9,146)
      (Decrease) increase in:
        Accounts payable                           (11,404)     40,151        40,342
                                                 ----------  ----------  ------------
  Total adjustments                                 22,502     185,436       874,631
                                                 ----------  ----------  ------------
  Net cash used by operating activities           (126,063)   ( 43,085)   (1,544,921)
                                                 ----------  ----------  ------------

INVESTING ACTIVITIES
  Purchase of equipment                                                       (7,360)
                                                 ----------  ----------  ------------
  Net cash used by investing activities                                       (7,360)
                                                 ----------  ----------  ------------

FINANCING ACTIVITIES
  Increase in bank overdraft                         3,749                     3,749
  Proceeds from issuance of common stock            75,000     168,000     1,497,203
  Advances from shareholder                         28,810     (32,624)       51,329
                                                 ----------  ----------  ------------
  Net cash provided by
     Financing activities                          107,559     135,376     1,552,281
                                                 ----------  ----------  ------------

NET (DECREASE)INCREASE IN CASH                     (18,504)     92,291

CASH AT BEGINNING OF PERIOD                         18,504       4,633
                                                 ----------  ----------  ------------

CASH AT END OF PERIOD                            $           $  96,924   $
                                                 ==========  ==========  ============

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

                        Mass  Megawatts  Wind  Power,  Inc.
                        (A  Development  Stage  Enterprise)

                    Notes  to  Condensed  Financial  Statements

    Three Months Ended July 31, 2004 and 2003 (Unaudited) and the
    Period  May  27,  1997  (Date  of Inception) to July 31, 2004 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended July 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to July 31, 2004, (b) the financial position at July 31, 2004, and (c) cash flows for the three month periods ended July 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to July 31, 2004, have been made.

     The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2004. The results of operations for the three month period ended July 31, 2004 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $2,419,600 at July 31, 2004 and negative cash flows from operations of approximately $126,100 for the three month period ended July 31, 2004. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is in the process of filing Form SB-2 with the Securities and Exchange Commission, and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.   STOCK COMPENSATION EXPENSE

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the three months ended July 31, 2004 and 2003, the Company issued $35,100 and $144,800 worth of stock for services rendered, respectively. These shares were valued at the fair value of the underlying stock.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following July 31, 2004. Although no assurance can be given, the Company is in the process of filing Form SB-2 with the Securities and Exchange Commission to assist in raising additional funds and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three months ended July 31, 2004 and the period May 27, 1999 (date of inception) to July 31, 2004. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only seven years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenues for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

During fiscal year ended April 30, 2004, with approval from the town of Blandford Massachusetts, a foundation hole was dug in preparation for the construction of a 20kW commercial prototype MAT unit. Construction of this prototype was begun during the fourth quarter of fiscal year ended April 30, 2004 with the pouring of the foundation and subsequent construction to complete the MAT unit in Blandford within the fiscal year ended April 30, 2005. (See pictures on website www.massmegawatts.com.). This project will incorporate information and improvements gleaned from nearly three years of the fully functional operation of the Charlton 5 kW prototype. The new model will house extensive testing equipment to further the study and development for commercial operation and sales.

The Company is also planning a Wyoming/Underwriter's Lab testing project, which will include the construction of a 50kW MAT unit in a high wind (class 6) site. This will house additional testing equipment for the purpose of having Underwriter's Laboratory (UL) complete third party certification of the MAT technology.

EMPLOYEES

As of July 31, 2004, the Company had no full time employees. However, Jonathan Ricker is an executive officer and hires other consultants as necessary. The Company has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. None of the Company's employees are covered by a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

We believe that the following critical policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Research and development costs, including expenses associated with the develop-ment of the prototypes, are charged to operations when incurred and are included in operating expenses.

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

Item  3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of July 31, 2004 the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

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

ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended July 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended July 31, 2004, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for cash at $1.50 per share (May 2004)           15,000  $ 22,500
Common stock for cash at $1.50 per share (June 2004)          30,000  $ 45,000
Common stock for services at $2.70 per share (June 2004)      13,000  $ 35,100
Common stock for cash at $1.50 per share (July 2004)           5,000  $  7,500

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2004, the Company was not in default on any of its indebtedness.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2004, the Company did not submit any matters to a vote of security holders.

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

32      CERTIFICATION  OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on July 27, 2004. The Form 8-K discusses the results of operations and financial condition of the Company for the year ended April 30, 2004.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:    9/13/04                       By:  /s/  Jonathan  Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and Principal
                                           Accounting Officer



Dated:   9/13/04                       By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director



Dated:    9/13/04                       By:  /s/  Jodi  A.  Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director