Form 10QSB
period 2004-10-31
MASS MEGAWATTS  WIND POWER INC
filed 2004-12-14
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 31, 2004

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

There were 3,108,796 shares of the Registrant's no par value common stock outstanding as of October 31, 2004.

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Six Months Ended October 31, 2004 and 2003 (Unaudited) and the
        Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Condensed  Balance  Sheet  as  of  October  31,  2004  (Unaudited)
  Condensed Statements of Operations for the Three and Six Months Ended
    October 31, 2004 and 2003 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)
  Condensed Statements of Changes in Stockholders' Deficit for the Period
    May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited) Condensed Statements of Cash Flows for the Six Months Ended October 31,
    2004 and 2003 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)
  Notes  to  Condensed  Financial  Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheet

                          October 31, 2004 (Unaudited)

ASSETS
Current assets:
  Cash                                                      $     5,410
  Prepaid Expenses and deposits                                   6,235
                                                            ------------
Total current assets                                             11,645

Equipment, net of accumulated depreciation                       10,575
                                                            ------------

                                                            $    22,220
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
  Accounts  payable,  trade                                 $     5,042
  Due to stockholder                                             72,929
                                                            ------------
Total  current  liabilities                                      77,971

Stockholders'  deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,108,796  shares  issued  and  outstanding               2,663,804
  Deficit  accumulated  during  development  stage           (2,719,555)
                                                            ------------
Total  stockholders' deficit                                    (55,751)
                                                            ------------

                                                            $    22,220
                                                            ============

The accompanying notes are an integral part of the condensed financial statements.

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                        Condensed Statements of Operations (Unaudited)

                                                                                 May 27, 1997
                            Three Months Ended         Six Months Ended       (Date of Inception)
                                October 31,                October 31,           to October 31
                         ------------------------  -------------------------  -------------------
                             2004        2003          2004         2003             2004
                         -----------  -----------  -----------  ------------  -------------------
Revenues:
  Other income           $       25    $     109   $       61   $       133   $            3,765
                         -----------  -----------  -----------  ------------  -------------------
Expenses:
  Operating costs and
    Expenses                298,987      183,179      446,551       410,869            2,709,435
  Depreciation                1,039          855        2,078         1,710               13,885
                         -----------  -----------  -----------  ------------  -------------------
                            300,026      184,034      448,629       412,579            2,723,320
                         -----------  -----------  -----------  ------------  -------------------

Net loss                 $ (300,001)  $ (183,925)  $ (448,568)  $  (412,446)  $       (2,719,555)
                         ===========  ===========  ===========  ============  ===================
Net loss per share       $     (.10)  $     (.07)  $     (.15)  $      (.17)  $            (1.30)
                         ===========  ===========  ===========  ============  ===================

Weighted average number
  of common shares        2,993,659    2,559,392    2,962,352     2,451,945            2,087,712
                         ===========  ===========  ===========  ============  ===================

The accompanying notes are an integral part of the condensed financial statements.

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

             Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)



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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)

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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)



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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)


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

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)


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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

            Condensed Statements of Changes in Stockholders' Deficit

 For the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)


                                                               Deficit
                                                             Accumulated
                                         Common  Stock         During
                                      -------------------    Development
                                       Shares      Amount       Stage         Total
                                      ---------  ----------  ------------  ----------

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                           168,000     168,000                  168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                         27,500      82,500                   82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                        201,635     302,452                  302,452

Issuance of common stock for
   site development services
   at $3.50 per share
   (November 2003)                       35,000     122,500                  122,500

Issuance of common stock for
   cash at $1.50 per share
   (December 2003)                       50,370      75,200                   75,200

Issuance of common stock for
   site development services
   at $3.50 per share
   (December 2003)                       21,500      75,250                   75,250

Issuance of common stock for
   site development services
   at $3.40 per share
   (December 2003)                        1,600       5,440                    5,440

Issuance of common stock for
   prototype development services
   at $2.75 per share
   (April 2004)                           8,500      23,375                   23,375

Issuance of common stock for
   cash at $1.50 per share
   (April 2004)                          10,000      15,000                   15,000

Net loss for the year                                           (893,544)   (893,544)
                                      ---------  ----------  ------------  ----------
Balance, April 30, 2004               2,899,896   2,271,788   (2,270,987)        801

Issuance of common stock for
   cash at $1.50 per share
   (May 2004)                            15,000      22,500                   22,500

Issuance of common stock for
   cash at $1.50 per share
   (June 2004)                           30,000      45,000                   45,000

Issuance of common stock for
   prototype development services
   at $2.70 per share
   (June 2004)                          13,000       35,100                   35,100

Issuance of common stock for
   cash at $1.50 per share
   (July 2004)                            5,000       7,500                    7,500

Issuance of common stock for
   cash at $1.50 per share
   (August 2004)                          5,000       7,500                    7,500

Issuance of common stock for
   cash at $1.50 per share
   (October 2004)                        91,733     137,600                  137,600

Issuance of common stock for
   prototype development services
   at $2.61 per share
   (October 2004)                        24,000      62,640                   62,640

Issuance of common stock for
   prototype development services
   at $2.55 per share
   (October 2004)                           167         426                      426
Issuance of common stock for
   prototype development services
   at $2.95 per share
   (October 2004)                        25,000      73,750                   73,750

Net loss for the period                                         (448,568)   (448,568)
                                      ---------  ----------  ------------  ----------
Balance, October 31, 2004             3,108,796  $2,663,804  $(2,719,555)  $ (55,751)
                                      =========  ==========  ============  ==========

* Common stock issued at $2.25 per share, which is the fair value on the date of issuance.

The accompanying notes are an integral part of the condensed financial statements.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                 Condensed Statements of Cash Flows (Unaudited)


                                                                             May  27,
                                                     Six Months Ended     1997 (Date of
                                                       October  31,       Inception) to
                                                  ----------------------   October 31,
                                                     2004        2003          2004
                                                  ----------  ----------  -------------
OPERATING ACTIVITIES
  Net loss                                        $(448,568)  $(412,446)  $ (2,719,555)
                                                  ----------  ----------  -------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses         171,916     227,300        967,405
      Depreciation                                    2,078       1,710         13,885
       Increase in deposits and prepaid expenses        678        (222)        (6,235)
      (Decrease) increase in:
        Accounts payable                             (9,708)    (40,665)        42,039
                                                  ----------  ----------  -------------
  Total adjustments                                 164,964     188,123      1,017,094
                                                  ----------  ----------  -------------
  Net cash used by operating activities            (283,604)   (224,323)    (1,702,461)
                                                  ----------  ----------  -------------

INVESTING ACTIVITIES
  Purchase of equipment                                                         (7,360)
                                                   ----------  ----------  ------------
  Net cash used by investing activities                                         (7,360)
                                                   ----------  ----------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock            220,100     470,451      1,642,302
  Due to shareholder                                 50,410     (88,855)        72,929
                                                  ----------  ----------  -------------
  Net cash provided by
     Financing activities                           270,510     381,596      1,715,231
                                                  ----------  ----------  -------------

NET (DECREASE) INCREASE IN CASH                     (13,094)    157,273          5,410

CASH AT BEGINNING OF PERIOD                          18,504      4,633
                                                  ----------  ----------  -------------

CASH AT END OF PERIOD                             $   5,410   $ 161,906   $      5,410
                                                  ==========  ==========  =============

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

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

    Three and Six Months Ended October 31, 2004 and 2003 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2004 (Unaudited)


1.   CONDENSED  FINANCIAL  STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended October 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to October 31, 2004, (b) the financial position at October 31, 2004, and (c) cash flows for the six month periods ended October 31, 2004 and 2003 and the period May 27, 1997 (date of inception) to October 31, 2004, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended April 30, 2004. The results of operations for the three and six month periods ended October 31, 2004 are not necessarily indicative of those to be expected for the entire year.


2.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $2,719,600 at October 31, 2004 and negative cash flows from operations of approximately $283,600 for the six month period ended October 31, 2004. These conditions are due to the Company continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about the Company's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from the Company's Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.   STOCK COMPENSATION EXPENSE

     Common stock issued to non-employees in payment for services rendered is valued at the fair value of the services/products received or the fair value of the common stock being issued as of the date of issuance. During the three and six months ended October 31, 2004, the Company issued $136,816 and $171,916 worth of stock for services rendered, respectively. These shares were valued at the fair value of the underlying stock.

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

The Company believes that it has sufficient funds to fund its operations for a minimum of 12 months following October 31, 2004. Although no assurance can be given, the Company is in the process of filing Form SB-2 with the Securities and Exchange Commission to assist in raising additional funds and, with those funds, expects to be able to fund its operations for an additional 12 months. Without the additional equity investors, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three and six months ended October 31, 2004 and the period May 27, 1999 (date of inception) to October 31, 2004. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

Over the next 6 months, Mass Megawatts has continued to refine the engineering details and construction processes required for commercial production of the Muti-Axis turbosystem (MAT). These advances are currently being applied in the construction of a new 20kW MAT prototype in Blandford Massachusetts. Plans are also underway, in cooperation with Underwriters Laboratory, to construct a 50kW MAT in Wyoming. The MAT technology, including construction processes and operational results, will be evaluated by Underwriter's Laboratory. This independent, third party verification is anticipated to accelerate worldwide awareness and acceptance of the MAT technology.

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

EMPLOYEES

As of October 31, 2004, the Company had no full time employees. However, Jonathan Ricker is an executive officer and hires other consultants as necessary. The Company has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. None of the Company's employees are covered by a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Item  3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of October 31, 2004 the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission of 1934 rules and forms.

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

ITEM  2.     CHANGES  IN  SECURITIES

During the six month period ended October 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the six months ended October 31, 2004, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for cash at $1.50 per share (May 2004)           15,000  $ 22,500
Common stock for cash at $1.50 per share (June 2004)          30,000  $ 45,000
Common stock for services at $2.70 per share (June 2004)      13,000  $ 35,100
Common stock for cash at $1.50 per share (July 2004)           5,000  $  7,500
Common stock for cash at $1.50 per share (August 2004)         5,000  $  7,500
Common stock for cash at $1.50 per share (October 2004)       91,733  $137,600
Common stock for services at $2.61 per share (October 2004)   24,000  $ 62,640
Common stock for services at $2.55 per share (October 2004)      167  $    426
Common stock for services at $2.95 per share (October 2004)   25,000  $ 73,750

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended October 31, 2004, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2004, the Company did not submit any matters to a vote of security holders.

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

The Company filed a Form 8-K on September 14, 2004, The Form 8-K discusses the results of operations and financial condition of the Company for the 3 months ended July 31, 2004.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   12/13/04                        By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   12/13/04                       By:  /s/ Allison Gray
        --------------                     -------------------------------------
                                           Allison Gray
                                           Director



Dated:   12/13/04                        By:  /s/ Jodi A. Vizzo
        --------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director