Form 10KSB
period 2005-04-30
MASS MEGAWATTS WIND POWER INC
filed 2005-09-20
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2005

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 20__, to __________, 20__.

                        Commission File Number 000-32465

                        MASS MEGAWATTS WIND POWER, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Massachusetts                               04-3402789
     ------------------------------                ---------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification Number)

                95 Prescott Street, Worcester, Massachusetts  01605
                ---------------------------------------------------
                    (Address of Principal Executive Offices)

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

      X  YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2005.

As of April 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,721,348, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 1,51,860. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2005, the number of shares outstanding of the Registrant's Common Stock, no par value was 3,221,696.

Our principal offices are located at 95 Prescott Street, Worcester, Massachusetts 01605 and our telephone number is (508) 751-5432.

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


Signatures

     Forward Looking Statements

     This financial report may contain forward-looking statements Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to wind energy, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.


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

     COMPANY SUMMARY
Mass Megawatts plans to build and operate wind energy power plants and plans to sell the electricity to the electric power exchange. The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. The Company's licensed MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy as a major factor in the production of electric power worldwide. Based on MAT's performance, the Company's proposed 1,000 megawatt wind farm is projected to produce power at less than 2.5 cents per kWh in high wind speed locations being measured at greater than 16 miles per hour average annual wind velocity. After deducting the expenses related to both capital cost and the operations of the wind power plant, a profit can be realized at 2.5 cents per kWh at 16 miles per hour wind velocity. The 1000 megawatt power plant is projected to be completed by the year 2009. Mass Megawatts finalized that the location will be in Southern California.

If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power at a premium price being higher than conventional fuel sources Power brokers usually receive a premium of 1.5 cents per kWh above the wholesale price paid on the open market. Therefore, 5.5 cents per kWh is a conservative green market price paid to green power brokers. The market is new and subject to uncertainty including price fluctuations.

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


     LICENSING  RIGHTS

Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls orstructure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovations in order to reduce the cost of wind power. There are also better methods of reducing the amount of material used in order to achieve a desired power output. The MAT is comprised of certain products and technology covered by several applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise several innovations related to methods to increase wind velocity. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska,

North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Pursuant to the sublicensing agreement, Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker, Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker, who is also the majority shareholder of Windstorm International, is the owner of the patents and patent rights of the licensed technology to Windstorm International. Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is the method used to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

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

The Danish firm, Vestas, is the world's leading producer of wind turbines and a major exporter of turbines to the United States. An innovator in structural and generator advancements, Vestas has 3,000 employees and its world market share in 2000 was 40%.

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

Biomass-generated electricity - Gasifying the biomass to fuel high-efficiency gas turbine systems could cost as little as 4.6 per kWh in the near term Petroleum, photovoltaic cells and nuclear power are not a current threat to Mass Megawatts since the cost to produce electricity from these sources is higher than that of wind. Cost effective, profitable hydropower is limited to sites on swift moving water sources and with limited ability to increase market share it does not prove a major threat toward wind power.

     FOREIGN SALES AND EXPORTS

Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2005 or 2004.

     RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2005 and 2004 amounted to $512,594 and $647,974, respectively. All of these costs are borne by the Company.


ITEM  2.     DESCRIPTION OF PROPERTY

Mass Megawatts Wind Power, Inc. does not own any properties. The Company's administrative offices are on Prescott Street in Worcester, Massachusetts and Shrewsbury, Massachusetts. A wind tunnel facility was built by Mass Megawatts Wind Power, Inc. on property leased at the same location on Prescott Street in Worcester, Massachusetts. In some examples of activities at the wind tunnel facility, we test new blades and other components for structural issues. We also collect data for power output of different blade configurations and certain method of increasing wind velocity into the blades. In Charlton, Massachusetts, a field test facility is located on top of a hill where Mass Megawatts has developed a prototype to verify the structural and mechanical durability of the product. The latest prototype, located in Blandford, Massachusetts is a pre commercial prototype designed for choosing the system for commercial production.


ITEM  3.     LEGAL  PROCEEDINGS

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the year ended April 30, 2005.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB" or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2005 and April 30, 2004, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                           2005
                   HIGH           LOW
First Quarter   $  3.55       $  2.70
Second Quarter     3.20          2.55
Third Quarter      2.65          1.60
Fourth Quarter     4.00          1.60

                           2004
                   HIGH           LOW
First Quarter   $  3.99       $  0.80
Second Quarter     4.90          1.50
Third Quarter      3.75          2.00
Fourth Quarter     4.50          2.75

During the year ended April 30, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2005, the Company issued the following shares of stock:

                                                               Shares    Amount       Service
                                                              -------  ----------     -------
Common stock for cash at $1.50 per share (May 2004)            15,000  $  22,500
Common stock for cash at $1.50 per share (June 2004)           35,000  $  52,500
Common stock for services at $1.35 per share (June 2004)        2,000  $   2,700      prototype development
Common stock for services at $2.00 per share (June 2004)       11,000  $  22,000      prototype development
Common stock for cash at $1.50 per share (July 2004)            5,000  $   7,500
Common stock for cash at $1.50 per share (August 2004)         21,000  $  31,500
Common stock for cash at $1.50 per share (September 2004)      75,900  $ 113,850
Common stock for cash at $1.50 per share (October 2004)         3,400  $   5,100
Common stock for services at $2.55 per share (October 2004)    44,000  $ 112,200      prototype development
Common stock for cash at $1.50 per share (December 2004)       15,170  $  22,755
Common stock for cash at $1.50 per share (January 2005)        10,000  $  15,000
Common stock for services at $1.70 per share (February 2005)   19,830  $  33,711      prototype development
Common stock for cash at $1.50 per share (February 2005)       11,340  $  17,000
Common stock for services at $2.00 per share (February 2005)   12,660  $  25,320      prototype development
Common stock for cash at $1.50 per share (March 2005)          12,800  $  19,200
Common stock for cash at $1.50 per share (April 2005)           9,040  $  13,500
Common stock for services at $2.00 per share (April 2005)      14,490  $  26,082      prototype development
Common stock for services at $1.80 per share (April 2005)       4,170  $   8,390      prototype development

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

As of April 30, 2005 there were approximately 285 shareholders of Common Stock. As of April 30, 2005, there were 3,221,696 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.


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

The Company has not had revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $300,000. The Company has dedicated approximately $200,000 of this money to be used to develop a prototype to be utilized for manufacturing. The Company has also spent approximately $40,000 for the test and data analysis and approximately $60,000 for administration, working capital, marketing, and advertising.

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following April 30, 2005. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in June of 2005 made its first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2005 and the period May 27, 1999 (date of inception) to April 30, 2005. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has seven years of operating results, with no revenues from operations. Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

The electric power industry is undergoing a period of deregulation and restructuring that is similar to the telecommunication deregulation of the 1980's. It is impossible to predict whether this change will have a favorable or unfavorable impact for the industry as a whole. It is anticipated, however, that restructuring could present more advantages and opportunities for the Company's product by enabling it to compete in the new marketplace.


OPERATION  SUMMARY

The highest priority is to complete the third party verification of the technology. The purpose is to prove the new product's long term durability in order to be eligible for debt financing and receive more favorable equity financing in the future. Included in the Prototype development cost is an estimated $5,000 zoning related cost and $10,000 in land preparation expenditures.

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

Over the past year, Mass Megawatts has continued to refine the engineering details and construction processes required for commercial production of the Muti-Axis turbosystem (MAT). These advances are currently being applied to the third party verification and ultimately accelerate worldwide awareness and acceptance of the MAT technology.

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. As of April 30, 2005, there have been no sales of the MAT units. Subsequent to year end, the Company completed the first sale of a 25 kilowatt patented MAT wind power plant. The unit was purchased by the RCM Windpower LLC for $50,000. It will be constructed in the Berkshires of Western Massachusetts. Construction is slated to begin in the month of July.

During the year ended April 30, 2005, the Company completed the construction of a new 20kW MAT prototype in Blandford Massachusetts. The final approval process for interconnection with the local utility should occur sometime during the first quarter of fiscal year ended April 30, 2006. (See pictures on website www.massmegawatts.com.). This project has incorporated information and improvements gleaned from nearly three years of experience with a fully functional operational Charlton 5 kW prototype. The information gathered during the construction of this prototype will prepare the Company for the planning and development of an infrastructure for the manufacturing of units. The new model houses extensive testing equipment to further the study and development for commercial operation and sales.

EMPLOYEES

As of April 30, 2005, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended April 30, 2005, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. is preparing a MAT sales presentation during the fiscal year ended April 30, 2006, for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages. (Details may be found on our website under "New Developments -- Tax Package".) Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

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

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, which is five years. Additions to and major improvements of equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ('FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows of the Company.

In June 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

ITEM 7.     FINANCIAL STATEMENTS



                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                    Years Ended April 30, 2005 and 2004 and
            Period May 27, 1997 (Date of Inception) to April 30, 2005



                                    CONTENTS
                                    --------


Financial  Statements:

Report of Independent Registered Public Accounting Firm14

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
  Statements of Operations. . . . . . . . . . . . . . . . . . . . . .     16
  Statements of Changes in Stockholders' Deficit. . . . . . . . . . .   17 - 21
  Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     22
  Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   23 - 26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Mass Megawatts Wind Power, Inc.
Shrewsbury, Massachusetts
  (A Development Stage Enterprise)



We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. ("Mass Megawatts"), as of April 30, 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended April 30, 2005 and the period May 27, 1997 (inception) through April 30, 2005. These financial statements are the responsibility of Mass Megawatts's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period May 27, 1997 (inception) through April 30, 2004, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 27, 1997 (inception) through April 30, 2004, include total revenues and net loss of $0 and $2,270,987, respectively. Our opinion on the statements of expenses, stockholders' deficit, and cash flows for the period May 27, 1997 (inception) through April 30, 2005, insofar as it relates to amounts for prior periods through April 30, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2005 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mass Megawatts will continue as a going concern. As discussed in Note 2 to the financial statements, Mass Megawatts has suffered recurring losses from operations and requires a significant amount of capital to proceed with its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Mass Megawatts Wind Power, Inc.
Shrewsbury, Massachusetts
  (A Development Stage Enterprise)



We have audited the accompanying statements of operations, changes in stockholders' deficit, and cash flows of Mass Megawatts Wind Powers, Inc. (a development stage enterprise) for the year ended April 30, 2004 and the period May 27, 1997 (date of inception) to April 30, 2004 These financial statements are the responsibility of the management of Mass Megawatts Wind Power, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Mass Megawatts Wind Power, Inc. (a development stage enterprise) for the year ended April 30, 2004 and the period May 27, 1997 (date of inception) to April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida

June 25, 2004

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                 April 30, 2005


ASSETS
Current assets:
  Cash                                                      $     3,327
  Prepaid expenses                                                  784
                                                            ------------
Total current assets                                              4,111

Fixed assets, net of accumulated depreciation of $15,963          8,497

Deposit                                                           5,500
                                                            ------------

Total assets                                                $    18,108
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $    33,630
  Due to stockholder                                            122,879
                                                            ------------
Total current liabilities                                       156,509

Commitments                                                           -

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,221,696 shares issued and outstanding                   2,828,791
  Deficit accumulated during development stage               (2,967,192)
                                                            ------------
Total stockholders' deficit                                    (138,401)
                                                            ------------

Total liabilities and stockholders' deficit                 $    18,108
                                                            ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)

                              Statements of Operations


                                                                        May 27,
                                                                       1997 (Date
                                           Years Ended  April 30,    of Inception)
                                         --------------------------   to April 30,
                                             2005          2004           2005
                                         -------------  -----------  --------------
Operating Costs and Expenses:
  General and administrative                  684,054      890,429       2,946,938
  Depreciation                                  4,156        3,543          15,963
                                         -------------  -----------  --------------
    Total operating costs and expenses        688,210      893,972       2,962,901
                                         -------------  -----------  --------------

Other Expense (Income):
  Interest expense                              8,081            -           8,081
  Interest (income)                               (86)        (428)         (3,790)
                                         -------------  -----------  --------------
    Total other expense (income)                7,995         (428)          4,291

                                         -------------  -----------  --------------
Net loss                                 $   (696,205)  $ (893,544)  $  (2,967,192)
                                         =============  ===========  ==============


Net loss per share                       $      (0.24)  $    (0.34)
                                         =============  ===========


Weighted average number of
  common shares                             2,902,594    2,659,200
                                         =============  ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                   Mass Megawatts Wind Power, Inc.
                                   (A Development Stage Enterprise)

                            Statement of Changes in Stockholders' Deficit

                  For the Period May 27, 1997 (Date of Inception) to April 30, 2005


                                                                               Deficit
                                                                             Accumulated
                                         Common      Stock     Additional      During
                                        ---------------------    Paid in     Development
                                         Shares      Amount      Capital        Stage        Total
                                        ---------  ----------  -----------  -------------  ----------
Balance, May 27, 1997                           -  $        -  $         -  $          -   $       -

Issuance of common stock in
  settlement of a payable
  (June 1997)                           1,800,000       3,744            -             -       3,744

Net loss for the period                         -           -            -        (1,584)     (1,584)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30, 1998                 1,800,000       3,744            -        (1,584)      2,160

Net loss for the year                           -           -            -        (1,905)     (1,905)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30, 1999                 1,800,000       3,744            -        (3,489)        255

Issuance of common stock for
  cash (April 2000)*                       40,200      90,450            -             -      90,450

Net loss for the year                           -           -            -        (8,142)     (8,142)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30, 2000                 1,840,200      94,194            -       (11,631)     82,563

Issuance of common stock for
  cash (October 2000)*                      1,300       2,925            -             -       2,925

Issuance of common stock for
  cash (November 2000)*                    12,700      28,575            -             -      28,575

Issuance of common stock for
  Product testing services
  (November 2000)*                          3,843       8,647            -             -       8,647

Issuance of common stock for
  cash (December 2000)*                    13,228      29,763            -             -      29,763

Issuance of common stock for
  marketing services (December 2000)*         310         698            -             -         698

Issuance of common stock for
  a vehicle (December 2000)*                6,500      14,625            -             -      14,625

Issuance of common stock for
  cash (January 2001)*                      1,074       2,417            -             -       2,417

Issuance of common stock for
  Assistant to engineer services
           (January 2001)*                  1,138       2,561            -             -       2,561

Issuance of common stock for
  cash (February 2001)*                     9,045      20,350            -             -      20,350

Issuance of common stock for
wind tunnel construction
  services (February 2001)*                   400         900            -             -         900

Issuance of common stock for
  cash (March 2001)*                        9,150      20,588            -             -      20,588

Issuance of common stock for
  marketing services (March 2001)*             91         205            -             -         205

Issuance of common stock for
  a computer (March 2001)*                  1,100       2,475            -             -       2,475

Issuance of common stock for
  cash (April 2001)*                       22,176      49,896            -             -      49,896


Issuance of common stock for
  prototype detailing
  services (April 2001)*                    2,048       4,607            -             -       4,607

Net loss for the year                           -           -            -      (249,211)   (249,211)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30, 2001                 1,924,303     283,426            -      (260,842)     22,584

Issuance of common stock for
  cash (May 2001)*                         54,903     123,532            -             -     123,532

Issuance of common stock for
  testing data acquisition
  services (May 2001)*                     15,014      33,782            -             -      33,782

Issuance of common stock for
  cash (June 2001)*                         9,963      22,417            -             -      22,417

Issuance of common stock for
  cash (July 2001)*                         1,000       2,250            -             -       2,250

Issuance of common stock for
  test record keeping and secretarial
  services (July 2001)*                     3,145       7,076            -             -       7,076

Issuance of common stock at
  $3.12 per share for
  material for wind tunnel
  (August 2001)                             6,212      19,381            -             -      19,381

Issuance of common stock at
  $3.12 per share for cash
  (September 2001)                         20,000      62,438            -             -      62,438

Issuance of common stock at
  $5.00 per share for cash
  (November 2001)                           1,800       9,000            -             -       9,000

Issuance of common stock at
  $5.00 per share for cash
  (December 2001)                          38,690     193,450            -             -     193,450

Issuance of common stock at
  $5.00 per share for power
  point production services
  (December 2001)                             180         900            -             -         900

Issuance of common stock at
  $4.00 per share for
  engineering services
  and electrical material
  (February 2002)                          25,486     101,944            -             -     101,944

Issuance of common stock at
  $4.00 per share for
  structural design and
  materials acquisition services
  (March 2002)                              5,234      20,936            -             -      20,936

Issuance of common stock at
  $4.00 per share for cash
  (March 2002)                             26,933     107,731            -             -     107,731

Issuance of common stock at
  $4.00 per share for
marketing services
  (April 2002)                             10,700      42,800            -             -      42,800

Issuance of common stock at
  $4.00 per share for cash
  (April 2002)                             14,615      58,611            -             -      58,611

Net loss for the year                           -           -            -      (796,088)   (796,088)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30,  2002                2,158,178  $1,089,674            -  $ (1,056,930)  $  32,744


Issuance of common stock for
  Engineering related
  services at $5.00 per share
  (May 2002)                                7,394      36,970            -             -      36,970

Issuance of common stock for
  Marketing related
  services at $4.00 per share
  (July 2002)                                 100         400            -             -         400

Issuance of common stock for
  Data acquisition
  services at $3.25 per share
  (August 2002)                             1,830       5,948            -             -       5,948

Issuance of common stock for
  cash at $3.25 per share
  (August 2002)                             2,310       7,508            -             -       7,508

Issuance of common stock for
Office and clerical
  services at $3.25 per share
  (September 2002)                            400       1,300            -             -       1,300

Issuance of common stock for
  cash at $3.25 per share
  (September 2002)                          1,235       4,014            -             -       4,014

Issuance of common stock in
  satisfaction of a payable
  at $3.25 per share
  (September 2002)                         11,384      36,997            -             -      36,997
Issuance of common stock for
  Project site preparation
  services at $3.00 per share
  (November 2002)                           2,400       7,200            -             -       7,200

Issuance of common stock for
  cash at $3.00 per share
  (December 2002)                           3,025       9,075            -             -       9,075

Issuance of common stock for
  cash at $3.00 per share
  (January 2003)                            5,520      16,560            -             -      16,560

Issuance of common stock for
  project and site development
  services at $3.00 per share
  (January 2003)                            2,330       6,990            -             -       6,990

Issuance of common stock for
  product parts acquisition
  services at $1.50 per share
  (February 2003)                           5,750       8,625            -             -       8,625

Issuance of common stock for
  public relation at potential
  development site services
  at $1.25 per share
  (February 2003)                          13,650      17,062            -             -      17,062

Issuance of common stock for
  clerical services at $0.75
  per share (February 2003)                 1,600       1,200            -             -       1,200


Issuance of common stock for
  office work at $.80 per share
  (March 2003)                              8,350       6,680            -             -       6,680

Issuance of common stock for
  prototype maintenance
  at $.80 per share
  (April 2003)                              1,335       1,068            -             -       1,068

Net loss for the year                           -           -            -      (320,513)   (320,513)
                                        ---------  ----------  -----------  -------------  ----------
Balance, April 30, 2003                 2,226,791  $1,257,271            -  $ (1,377,443)  $(120,172)

Issuance of common stock for
  prototype development
  services at $.80 per share
  (May 2003)                               64,000      51,200            -             -      51,200


Issuance of common stock for
  prototype development
  services at $.80 per share
  (June 2003)                              42,000      33,600            -             -      33,600

Issuance of common stock for
  prototype development
  services at $1.20 per share
  (June 2003)                              15,000      18,000            -             -      18,000

Issuance of common stock for
  prototype development
  services at $1.50 per share
  (July 2003)                              28,000      42,000            -             -      42,000

Issuance of common stock for
  cash at $1.00 per share
  (July 2003)                             168,000     168,000            -             -     168,000

Issuance of common stock for
  site development services
  at $3.00 per share
  (October 2003)                           27,500      82,500            -             -      82,500

Issuance of common stock for
  cash at $1.50 per share
  (October 2003)                          201,635     302,452            -             -     302,452

Issuance of common stock for
  site development services
  at $3.50 per share
  (November 2003)                          35,000     122,500            -             -     122,500

Issuance of common stock for
  cash at $1.50 per share
  (December 2003)                          50,370      75,200            -             -      75,200

Issuance of common stock for
  site development services
  at $3.50 per share
  (December 2003)                          21,500      75,250            -             -      75,250

Issuance of common stock for
  site development services
  at $3.40 per share
  (December 2003)                           1,600       5,440            -             -       5,440

Issuance of common stock for
  prototype development services
  at $2.75 per share
  (April 2004)                              8,500      23,375            -             -      23,375

Issuance of common stock for
  cash at $1.50 per share
  (April 2004)                             10,000      15,000            -             -      15,000

Net loss for the year                           -           -            -      (893,544)   (893,544)
                                        ---------  ----------  -----------  -------------  ----------
Balance, April 30, 2004                 2,899,896  $2,271,788            -  $ (2,270,987)  $     801

Issuance of common stock for
  cash                                    213,650     320,406            -             -     320,406

Issuance of common stock for
  services                                108,150     230,403            -             -     230,403

Imputed interest                                -       6,194            -             -       6,194

Net loss                                        -           -            -      (696,205)   (696,205)
                                        ---------  ----------  -----------  -------------  ----------

Balance, April 30, 2005                 3,221,696  $2,828,791  $         -  $ (2,967,192)  $(138,401)
                                        =========  ==========  ===========  =============  ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                                   Statements of Cash Flows


                                                                                  May  27,
                                                                                 1997 (Date
                                                    Years Ended    April 30,   of Inception)
                                                   --------------------------   to April 30,
                                                       2005          2004           2005
                                                   -------------  -----------  --------------

OPERATING ACTIVITIES
  Net loss                                         $   (696,205)  $ (893,544)  $  (2,967,192)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Common stock issued for services                  230,403      453,865       1,025,892
      Depreciation                                        4,156        3,543          15,963
      Decrease (increase) in prepaid
        expenses and deposits                               630       (6,913)         (6,283)
      Increase (decrease) in
        accounts payable                                 18,880      (30,036)         70,626
      Interest imputed on stockholder
        advances                                          6,194            -           6,194
                                                   -------------  -----------  --------------

  Net cash used in operating activities                (435,942)    (473,085)     (1,854,800)
                                                   -------------  -----------  --------------
INVESTING ACTIVITIES
  Acquisition of equipment                                    -       (7,360)         (7,360)
                                                   -------------  -----------  --------------

  Net cash used in investing activities                       -       (7,360)         (7,360)
                                                   -------------  -----------  --------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                320,405      560,651       1,742,608
  Increase (decrease) in due to stockholder             100,360      (66,335)        122,879
                                                   -------------  -----------  --------------

  Net cash provided by financing activities             420,765      494,316       1,865,487
                                                   -------------  -----------  --------------

NET INCREASE (DECREASE) IN CASH                         (15,177)      13,871           3,327

CASH AT BEGINNING OF PERIOD                              18,504        4,633               -
                                                   -------------  -----------  --------------

CASH AT END OF PERIOD                              $      3,327   $   18,504   $       3,327
                                                   =============  ===========  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                      $      1,886   $        -   $       1,886
Income tax paid                                               -            -               -


NON-CASH TRANSACTIONS:
Common stock issued for accounts payable           $          -   $        -   $      40,741
Common stock issued for assets                                -            -   $      17,100

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


NOTE 1 - NATURE OF OPERATIONS AND ACCOUNTING POLICIES

     Mass Megawatts Wind Power, Inc. ("Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts changed its name in January 2001 to Mass Megawatts Power, Inc. and has been in the development stage since its incorporation. Mass Megawatts changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Shrewsbury, Massachusetts.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain amounts in the fiscal 2004 and the cumulative financial statements have been reclassified to conform to the fiscal 2005 consolidated financial statement presentation.

     Basic and Diluted Net Loss per Share
     ------------------------------------

     Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

     Equipment and Depreciation
     --------------------------

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

     Income Taxes
     ------------

     Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

     Research and Development Cost
     -----------------------------

     Research and development costs are charged to operations when incurred and are included in operating expenses.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Mass Megawatts has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Mass Megawatts during fiscal year 2006.

     Mass Megawatts does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $2,967,192 at April 30, 2005 and negative cash flows from operations of $435,942 for the year ended April 30, 2005. In addition, at April 30, 2005, Mass Megawatts had negative working capital of approximately $152,000. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts's ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts's Chief Executive Officer, Mr. Jon Ricker, to fund these losses; however, no assurance can be given as to the success of these efforts.

     The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.


NOTE 3 - RELATED PARTY TRANSACTIONS

     Due to stockholder of $122,879 at April 30, 2005, represents funds advanced to assist Mass Megawatts with its financial obligations and to fund the operations. The advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2005.

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


NOTE 4 - COMMON STOCK

     From inception (May 27, 1997) through April 30, 2003:

     - Mass Megawatts issued 1,811,384 shares of common stock to its vendors for their goods and services. The shares were recorded at fair value of $40,741.

     - Mass Megawatts sold 288,867 shares of common stock for cash of $861,550.

     - Mass Megawatts issued 118,940 shares of common stock to consultants for their services. The shares were recorded at the fair value of $337,880.

     - Mass Megawatts exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

     During the year ended April 30, 2004:

     - Mass Megawatts sold 430,005 shares of common stock for cash of $560,652.

     - Mass Megawatts issued 243,100 shares of common stock to consultants for their services. The shares were recorded at fair value of $453,865.

     During the year ended April 30, 2005:

     - Mass Megawatts sold 213,650 shares of common stock for cash of $320,406.

     - Mass Megawatts issued 108,150 shares of common stock to consultants for their services. The shares were recorded at fair value of $230,403.


NOTE 5 - INCOME TAXES

     Mass Megawatts uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Mass Megawatts incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,836,607 at April 30, 2005, and will expire in the years 2017 through 2025.

     At April 30, 2005, deferred tax assets consisted of the following:

                 Deferred tax assets
                   Net operating losses               $ 624,446
                   Less: valuation allowance           (624,446)
                                                      ----------
                 Net deferred tax asset               $       -
                                                      ==========

NOTE 6 - COMMITMENT

     Mass Megawatts leases its office space and a warehouse unit on a month-to-month basis. Total rent expense for the years ended April 30, 2005 and 2004 and the period May 27, 1997 (date of inception) to April 30, 2005 were $11,360, $9,651, and $65,342, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

          None

2.   Changes in Registrant's Certifying Accountants.

          None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the year ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification by each Director and executive officer has been executed. Certification by each Director and executive officer has been executed.

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

     For the past 23 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 11 years.

Education (degrees, schools, and dates)

1978  -  1982     Bentley College    Bachelor of Science, General Business
                  Waltham, MA        Associates Degree, Science of Accounting

1974  -  1978     Worcester Academy  Liberal Arts Worcester, MA

CONSULTANTS:

     Chief Operating Officer Thomas D. McBride Deerfield Circle Shrewsbury, MA01545 Age: 46 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Mr. McBride was instrumental in improving several business operations over the last 26 years. In the past four years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

     Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in
     1970

     Michael A. Cook, Age: 48
     Project Finance Manager

     Mr. Cook has over 25 years of experience in the project finance in the energy industry including 15 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas Andrellos, Age:  39
     Director of Business Planning

     Mr. Andrellos has over 20 years experience in the areas of Materials Management. Since 1998, he has been a consultant for most high tech companies. Purchasing and Business Planning. Tom has lead the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. He has directed the operational organization in support of budget objectives, business goals, and customer delivery. He has also managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plant materials manager and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management and employee values.

     Thomas M. Dill, Age:  44
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

     F. Adrian Price, Age:  61
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

     Jodi A. Vizzo
     Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically, real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 38 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Alison Gray
     Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 48 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

                              2005          2004          2003
     JONATHAN RICKER          $-0-       $44,500       $12,700

A majority shareholder, Jonathan Ricker contributed services to the Company valued at approximately $50,000. This amount was recognized as a contribution of capital and an expense in the financial statements.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

     The following table sets forth information as of April 30, 2005 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 3,228,022 shares issued and outstanding as of April 30, 2005.

Name and Address                  Amount and nature of Beneficial Owner  Percent of Class
Of Beneficial Owner
Jonathan  Ricker
11  Maple  Avenue
Shrewsbury, MA 01545                                  1,709,836                53%

Allison Gray
11 Maple Avenue
Shrewsbury, MA 01545                                        200                 *

Jodi A. Vizzo
11 Maple Avenue
Shrewsbury, MA 01545                                        223                 *

Common Stock
  All officers and directors as                       1,710,259                53%
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

The majority shareholder has several made advances to the Company, during fiscal year ended April 30, 2005, to assist with its financial obligations. These advances, in the amount of $122,879 at April 30, 2005, are non-interest bearing, unsecured and due on demand.

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

     A)   Form  8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2005:

          July 26, 2004, reporting the Company's issuance of a press release announcing certain financial results for the fiscal year ended April 30, 2004.

          September 14, 2004 reporting the Company's issuance of a press release announcing certain financial results for the fiscal quarter ended July 31, 2004.

          December 14, 2004 reporting the Company's issuance of a press release announting the results of operations and financial condition of the Company for the 3 months ended October 31, 2004.

          March 11, 2005 reporting the Company's issuance of a press release announcing certain financial results for the fiscal quarter ended January 31, 2005.

     B)   Exhibits  -

          31          Certification of the Chief Financial Officer Dated
                      July 21, 2005

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002


ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit  Fees
-----------

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $26,562 and $33,394 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit  related  fees
--------------------

None

Tax  Fees
---------

None

All  Other  Fees
----------------

None

Board  of  Directors  Pre-Approval  Process,  Policies  and  Procedures
-----------------------------------------------------------------------

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

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.


Dated:  September 19, 2005             By:  /s/ Jonathan Ricker
        ------------------                 ---------------------------------
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

Dated:  September 19,2005              By:  /s/ Jonathan Ricker
        -----------------                  ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Dated:  September 19, 2005             By:  /s/ Allison Gray
        ------------------                 ---------------------------------
                                           Allison Gray
                                           Director


Dated:  September 19, 2005             By:  /s/ Jodi A. Vizzo
        ------------------                 ---------------------------------
                                           Jodi A. Vizzo
                                           Director