Form 10QSB
period 2005-07-31
MASS MEGAWATTS WIND POWER INC
filed 2005-09-21
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended July 31, 2005

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

                              YES        X  NO
                          ---           ---

There  were  3,254,082  shares  of  the  Registrant's  no par value common stock outstanding  as  of  July  31,  2005

Transitional  Small  Business  Format  (check  one)   Yes       NO  X
                                                          ---      ---

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Three Months Ended July 31, 2005 and 2004 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2005 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Balance Sheet as of July 31, 2005 (Unaudited)
  Statements of Operations for the Three Months Ended
    July 31, 2005 and 2004 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2005 (Unaudited)
  Statements of Cash Flows for the Three Months Ended July 31,
    2005 and 2004 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2005 (Unaudited)
  Notes to Financial Statements

                    Mass Megawatts Wind Power, Inc.
                   (A Development Stage Enterprise)

                            Balance Sheet

                       July 31, 2005 (Unaudited)
ASSETS
Current assets:
  Cash                                                      $    27,717
  Prepaid Expenses                                                  559
                                                            ------------
Total current assets                                             28,276

Fixed Assets, net of accumulated depreciation of $17,002          7,458
Deposit                                                           5,500
                                                            ------------

 Total assets                                               $    41,234

                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
  Accounts  payable                                         $    30,162
  Customer deposits                                              20,000
  Due to stockholder                                            136,291
                                                            ------------
Total  current  liabilities                                     186,453

Stockholders'  deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,254,196  shares  issued  and  outstanding               2,867,673
  Deficit  accumulated  during  development  stage           (3,012,892)
                                                            ------------
Total  stockholders' deficit                                   (145,219)
                                                            ------------

Total liabilities and stockholders' deficit                 $    41,234
                                                            ============

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                             Statements of Operations (Unaudited)

                                                                         May 27, 1997
                                            Three Months Ended       (Date of Inception)
                                                  July 31,                to July 31
                                              2005        2004               2005
                                         -----------   -----------   -------------------

Operating Expenses:
  General and
    administrative                       $    40,505   $   147,562   $        2,987,443
  Depreciation                                 1,039         1,039               17,002
                                         -----------   -----------   -------------------
    Total operating costs                     41,544       148,601            3,004,445
                                         -----------   -----------   -------------------

Other Expenses (Income)
  Interest expense                             4,160            -                12,241
  Interest (income)                               (4)         (36)               (3,794)
                                         -----------   -----------   -------------------
Net loss                                 $  ( 45,700)  $ (148,565)   $       (3,012,892)
                                         ===========   ===========   ===================

Net loss per share                       $      (.02)  $     (.05)

Weighted average number
  of common shares                         2,915,830    2,931,385

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                      Statements of Cash Flows (Unaudited)


                                                                              May  27,
                                                   Three Months Ended      1997 (Date of
                                                          July 31,        Inception) to
                                                  ----------------------       July 31,
                                                     2005        2004           2005
                                                  ----------  ----------  --------------
OPERATING ACTIVITIES
  Net loss                                        $ (45,700)  $(148,565)  $  (3,012,892)
                                                  ----------  ----------  --------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses          11,387      35,100       1,037,279
      Depreciation                                    1,039       1,039          17,002
      Decrease (increase) in deposits and
         prepaid expenses and deposits                  225      (2,233)         (6,058)
      Increase (decrease) in:
        Accounts payable                             (3,468)    (11,404)         67,158
        Customer deposits                            20,000           -          20,000
        Interest imputed on stockholder
         advances                                     2,495           -           8,689
                                                  ----------  ----------  --------------
  Total adjustments                                  31,678      22,502       1,144,070
                                                  ----------  ----------  --------------
  Net cash used by operating activities             (14,022)   (126,063)     (1,868,822)
                                                  ----------  ----------  --------------

INVESTING ACTIVITIES
  Purchase of equipment                                   -            -         (7,360)
                                                   ----------  ----------  -------------
  Net cash used by investing activities                   -            -         (7,360)
                                                   ----------  ----------  -------------

FINANCING ACTIVITIES
  Increase in bank overdraft                              -       3,749               -
  Proceeds from issuance of common stock             25,000      75,000       1,767,608
  Increase in due to shareholder                     13,412      28,810         136,291
                                                  ----------  ----------  --------------
  Net cash provided by
     Financing activities                            38,412     107,559       1,903,899
                                                  ----------  ----------  --------------

NET (DECREASE) INCREASE IN CASH                      24,390     (18,504)         27,717

CASH AT BEGINNING OF PERIOD                           3,327      18,504               -
                                                  ----------  ----------  --------------

CASH AT END OF PERIOD                             $  27,717   $      -    $      27,717
                                                  ==========  ==========  ==============

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. (Mass Megawatts) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt's Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to April 30, 2005, as reported in the Form 10-KSB, have been omitted.

NOTE  2  -  COMMON  STOCK

During  the  quarter  ended  July  31,  2005:

- Mass Megawatts issued 6,326 shares of common stock to consultants for their services. The shares were recorded at fair value of $11,387.

-  Mass  Megawatts  sold  26,174  shares  of  common  stock for cash of $25,000.

NOTE  3  -  CUSTOMER  DEPOSITS

During the quarter ended July 31, 2005, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant for $50,000. Construction is scheduled to begin in October 2005 in the Berkshires of Western Massachusetts.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

     The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following July 31, 2005. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in May of 2005 made it's first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company shows a loss for the three months ended July 31, 2005 and the period May 27, 1999 (date of inception) to July 31, 2005. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

During the year ended April 30, 2005, the Company completed the construction of a new 20kW MAT prototype in Blandford Massachusetts. The final approval process for interconnection with the local utility should occur sometime during the fiscal year ended April 30, 2006. (See pictures on website www.massmegawatts.com.). This project has incorporated information and improvements gleaned from nearly three years of experience with a fully functional operational Charlton 5 kW prototype. The information gathered during the construction of this prototype will prepare the Company for the planning and development of an infrastructure for the manufacturing of units. The new model houses extensive testing equipment to further the study and development for commercial operation and sales.

EMPLOYEES

As of July 31, 2005, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended July 31, 2005, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


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


Item  3.  Controls  and  Procedures

Evaluation of disclosure controls and procedures.
------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the three months ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended July 31, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended July 31, 2005, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for cash at $1.50 per share (May 2005)             3,333  $  5,000
Common stock for cash at $0.88 per share (June 2005)           22,727  $ 20,000

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2005, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2005, the Company did not submit any matters to a vote of security holders.

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

32  CERTIFICATION  OF  PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS
ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on July 29, 2005. The Form 8-K discusses the change in the Company's certified public accountant from Pender, Newkirk & Company CPAs to Malone and Bailey.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   9/20/05                        By: /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   9/20/05                        By: /s/ Allison Gray
        --------------                     -------------------------------------
                                           Allison Gray
                                           Director



Dated:   9/20/05                        By: /s/ Jodi A. Vizzo
        --------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director