Form 10QSB
period 2005-10-31
MASS MEGAWATTS WIND POWER INC
filed 2005-12-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 31, 2005

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

There were 3,329,036 shares of the Registrant's no par value common stock outstanding as of October 31, 2005

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

         Six Months Ended October 31, 2005 and 2004 (Unaudited) and the Period May 27, 1997 (Date of Inception) to October 31, 2005 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Balance Sheet as of October 31, 2005 (Unaudited)
  Statements of Operations for the Three and Six Months Ended
    October 31, 2005 and 2004 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2005 (Unaudited)
  Statements of Cash Flows for the Six Months Ended October 31,
    2005 and 2004 (Unaudited) and for the Period May 27, 1997 (Date of Inception)to October 31, 2005 (Unaudited)
  Notes to Financial Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                          October 31, 2005 (Unaudited)


ASSETS
Current assets:
  Cash                                                      $    23,859
  Inventory                                                       2,118
  Prepaid expenses                                                  336
                                                            ------------
Total current assets                                             26,313

Fixed Assets, net of accumulated depreciation of $18,277         10,517
Deposit                                                           5,500
                                                            ------------

Total assets                                                $    42,330
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $    35,867
  Deferred revenue                                               20,000
  Due to stockholder                                            153,324
                                                            ------------
Total  current  liabilities                                     209,191

Stockholders'  deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,329,036 shares issued and outstanding                   2,943,450
  Deficit accumulated during development stage               (3,110,311)
                                                            ------------
Total stockholders' deficit                                    (166,861)
                                                            ------------

Total liabilities and stockholders' deficit                 $    42,330
                                                            ============

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                             Statements of Operations (Unaudited)


                                                                                    May 27, 1997
                                Three Months Ended        Six Months Ended      (Date of Inception)
                                   October 31,              October 31,            to October 31,
                                2005        2004          2005        2004              2005
                            -----------  -----------  -----------  -----------  --------------------
Operating Expenses:
  General and
    administrative          $   91,408   $  298,987   $  131,914   $  446,551   $         3,078,851
  Depreciation                   1,275        1,039        2,314        2,078                18,277
                            -----------  -----------  -----------  -----------  --------------------
    Total operating costs       92,683      300,026      134,228      448,629             3,097,128
                            -----------  -----------  -----------  -----------  --------------------

Other Expenses (Income)
  Interest expense               4,745            -        8,904            -                16,986
  Interest income                   (9)         (25)         (13)         (61)               (3,803)
                            -----------  -----------  -----------  -----------  --------------------
Net loss                    $  (97,419)  $ (300,001)  $ (143,119)  $ (448,568)  $        (3,110,311)
                            ===========  ===========  ===========  ===========  ====================

Net loss per share          $     (.03)  $     (.10)  $     (.05)  $     (.15)

Weighted average number
  of common shares           2,935,065    2,993,659    2,967,073    2,962,352


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                      Statements of Cash Flows (Unaudited)

                                                                            May  27,
                                                                         1997 (Date of
                                                   Six Months Ended      Inception) to
                                                      October 31,         October 31,
                                                   2005        2004          2005
                                                ----------  ----------  ---------------
OPERATING ACTIVITIES
  Net loss                                      $(143,119)  $(448,568)  $   (3,110,311)
                                                ----------  ----------  ---------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses        34,377     171,916        1,060,269
      Interest imputed on stockholder advances      5,272           -           11,466
      Depreciation                                  2,314       2,078           18,277
      Change in:
        Inventory                                  (2,118)          -           (2,118)
        Prepaid expenses                              448         678           (5,835)
        Accounts payable                            2,237      (9,708)          72,863
        Deferred revenue                           20,000           -           20,000
                                                ----------  ----------  ---------------
  Total adjustments                                62,530     164,964        1,174,922
                                                ----------  ----------  ---------------
  Net cash used by operating activities           (80,589)   (283,604)      (1,935,389)
                                                ----------  ----------  ---------------

INVESTING ACTIVITIES
  Purchase of equipment                            (4,334)          -          (11,694)
                                                ----------  ----------  ---------------
  Net cash used by investing activities            (4,334)          -          (11,694)
                                                ----------  ----------  ---------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock           75,010     220,100        1,817,618
  Advances from stockholder                        64,405     120,410          430,099
  Repayments to stockholder                       (33,360)    (70,000)        (276,775)
                                                ----------  ----------  ---------------
  Net cash provided by Financing activities       105,455     270,510        1,970,942
                                                ----------  ----------  ---------------

NET (DECREASE) INCREASE IN CASH                    20,532     (13,094)          23,859

CASH AT BEGINNING OF PERIOD                         3,327      18,504                -
                                                ----------  ----------  ---------------

CASH AT END OF PERIOD                           $  23,859   $   5,410   $       23,859
                                                ==========  ==========  ===============

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


NOTE  2  -  RELATED  PARTY  TRANSACTION


Due to stockholder of $153,324 at October 31, 2005, represents funds advanced by the Chief Executive Officer, Jon Ricker, to assist Mass Megawatts with its financial obligations and to fund the operations. The advances are due on demand, bear no interest and are unsecured. Imputed interest expense of $2,774 was recorded during the six months ended October 31, 2005.


NOTE  3  -  COMMON  STOCK


During  the  six  months  ended  October  31,  2005:

- Mass Megawatts issued 17,826 shares of common stock to consultants for their services value at $34,377.

-  Mass  Megawatts  sold  89,514  shares  of  common  stock for cash of $75,010.


NOTE  4  -  DEFERRED  REVENUE

During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction was scheduled to begin in October 2005 but was postponed to until January 2006.


NOTE  5  -  INVENTORY

Inventory consists of materials that will be used to construct wind power plants for sale to customers.

Mass Megawatts values its inventory at the lower of cost or market value.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following October 31, 2005. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in May of 2005 made it's first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the six months ended October 31, 2005 and the period May 27, 1997 (date of inception) to October 31, 2005. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only eight years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenues for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction was scheduled to begin in October 2005 but was postponed to until January 2006.

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


EMPLOYEES

As of October 31, 2005, the Company had no full-time employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other contract labors, as necessary throughout the year. During the three month period ended October 31, 2005, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


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


Item  3.  Controls  and  Procedures

Evaluation  of  disclosure  controls  and  procedures.
-----------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the three months ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended October 31, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended October 31, 2005, the Company issued the following shares of stock for cash:

                                                                    Shares    Amount
                                                                    -------  --------
Common stock for cash at $1.50 per share (September/October 2005)
                                                                    13,340   $ 20,010
Common stock for cash at $0.60 per share (October 2005)             50,000   $ 30,000

In addition, the Company issued 11,500 shares of common stock to consultants for services provided. These shares had a fair market value of $10,490. These shares are not registered under Rule 506 of Regulation D, which is an exemption of
Section  4(c)  of  the  Securities  Act  of  1933.

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


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended October 31, 2005, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended October 31, 2005, the Company did not submit any matters to a vote of security holders.


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

(b)   Reports  on  Form  8-K  -  None.

99.1   BLANDFORD  WIND  ENERGY  UNIT  PURCHASE  AGREEMENT

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS  MEGAWATTS  WIND  POWER,  INC.



Dated:   12/14/05                        By:  /s/Jonathan  Ricker
        --------------                     -------------------------------------
                                           Jonathan  Ricker
                                           Chairman,  Chief  Executive  Officer,
                                           Chief  Financial  Officer  and
                                           Principal  Accounting  Officer



Dated:   12/14/05                        By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director



Dated:   12/14/05                        By:  /s/  Jodi  A. Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director