Form 10QSB/A
period 2005-10-31
MASS MEGAWATTS WIND POWER INC
filed 2005-12-15
CIK 1117228

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

32       CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b)  Reports  on  Form  8-K  (  and  8-K/A)  -

The Company filed a Form 8-K on August 5,2005. The Form 8-K discusses the change in accountant, financial statements and exhibits.

The Company filed a Form 8-K/A on August 10,2005. The Form 8-K discusses the change in accountant, financial statements and exhibits.

The Company filed a Form 8-K on September 20,2005 , The Form 8-K discusses the results of operations and financial condition of the Company for the year ended ended April 30, 2005.

The Company filed a Form 8-K on September 21,2005 , The Form 8-K discusses the results of operations and financial condition of the Company for the 3 months ended July 31, 2005.

The Company filed a Form 8-K on October 25,2005 , The Form 8-K discusses the Regulation FD Disclosure.

The Company filed a Form 8-K/A on October 26,2005 , The Form 8-K discusses the Regulation FD Disclosure.

The Company filed a Form 8-K on October 26,2005 , The Form 8-K discusses the Regulation FD Disclosure.

The Company filed a Form 8-K/A on October 26,2005 , The Form 8-K discusses the Regulation FD Disclosure.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   12/15/05                        By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   12/15/05                       By:  /s/ Allison Gray
        --------------                     -------------------------------------
                                           Allison Gray
                                           Director



Dated:   12/15/05                        By:  /s/ Jodi A. Vizzo
        --------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director