Form 10QSB
period 2006-01-31
MASS MEGAWATTS WIND POWER INC
filed 2006-03-17
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 2006

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

There were 3,420,636 shares of the Registrant's no par value common stock outstanding as of January 31, 2006.

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Nine Months Ended January 31, 2006 and 2005 (Unaudited) and the Period May 27, 1997 (Date of Inception) to January 31, 2006 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Balance Sheet as of January 31, 2006 (Unaudited)
  Statements of Operations for the Three and Nine Months Ended
    January 31, 2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to January 31, 2006 (Unaudited)
  Statements of Cash Flows for the Nine Months Ended January 31,
    2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception)to January 31, 2006 (Unaudited)
  Notes to Financial Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                          January 31, 2006 (Unaudited)

ASSETS
Current assets:
  Cash                                                      $    27,349
  Inventory                                                       2,118
  Prepaid expenses                                                  336
                                                            ------------
Total current assets                                             29,803

Fixed Assets, net of accumulated depreciation of $18,799          9,995
Deposit                                                           5,500
                                                            ------------

Total assets                                                $    45,298
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $    43,091
  Deferred revenue                                               20,000
  Due to stockholder                                            141,446
                                                            ------------
Total current liabilities                                       204,537

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,420,636 shares issued and outstanding                   3,070,506
  Deficit accumulated during development stage               (3,229,745)
                                                            ------------
Total stockholders' deficit                                    (159,239)
                                                            ------------

Total liabilities and stockholders' deficit                 $    45,298
                                                            ============

                                          Mass Megawatts Wind Power, Inc.
                                         (A Development Stage Enterprise)

                                       Statements of Operations (Unaudited)

                                                                                                    May 27, 1997
                                            Three Months Ended           Nine Months Ended       (Date of Inception)
                                                January 31,                 January 31,             to January 31,
                                             2006         2005          2006          2005               2006
                                         ------------  ------------  ------------  ------------   ------------------
Operating Expenses:
  General and
    administrative                       $   113,794   $    86,378   $   245,707   $   532,929    $       3,192,645
  Depreciation                                   522         1,039         2,836         3,117               18,799
                                         ------------  ------------  ------------  ------------   ------------------
    Total operating costs                    114,316        87,417       248,543       536,046            3,211,444
                                         ------------  ------------  ------------  ------------   ------------------

Other Expenses (Income)
  Interest expense                             5,132            -         14,036             -               22,117
  Interest income                                (13)          (14)          (26)          (75)              (3,816)
                                         ------------  ------------  ------------  ------------   ------------------
Net loss                                 $  (119,435)  $   (87,403)  $  (262,553)  $  (535,971)   $      (3,229,745)
                                         ============  ============  ============  ============   ==================

Net loss per share                       $      (.04)  $      (.03)  $      (.08)  $      (.18)

Weighted average number
  of common shares                         3,356,397     3,116,118     3,288,422     3,013,817

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                      Statements of Cash Flows (Unaudited)


                                                                             May 27,
                                                    Nine Months Ended     1997 (Date of
                                                        January 31,       Inception) to
                                                                           January 31,
                                                     2006        2005          2006
                                                  ----------  ----------  -------------
OPERATING ACTIVITIES
  Net loss                                        $(262,553)  $(535,971)  $ (3,229,745)
                                                  ----------  ----------  -------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock in exchange
        for services and operating expenses          95,157     171,916      1,121,049
      Depreciation                                    2,836       3,117         18,799
      Interest imputed on stockholder
        advances                                      8,148           -         14,342
      Change in:
        Inventory                                    (2,118)          -         (2,118)
        Prepaid expenses                                448       1,007         (5,835)
        Accounts payable                              9,461      (3,388)        80,087
        Deferred revenue                             20,000           -         20,000
                                                  ----------  ----------  -------------
  Total adjustments                                 133,932     172,722      1,246,324
                                                  ----------  ----------  -------------
  Net cash used by operating activities            (128,621)   (363,249)    (1,983,421)
                                                  ----------  ----------  -------------

INVESTING ACTIVITIES
  Purchase of equipment                              (4,334)           -       (11,694)
                                                  ----------  ----------  -------------
  Net cash used by investing activities              (4,334)           -       (11,694)
                                                  ----------  ----------  -------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock            138,410      247,955     1,881,018
  Advances from stockholder                          71,827      168,210       437,521
  Repayments to stockholder                         (53,260)     (70,000)     (296,075)
                                                  ----------  ----------  -------------
  Net cash provided by financing activities         156,977      346,165     2,022,464
                                                  ----------  ----------  -------------

NET (DECREASE) INCREASE IN CASH                      24,022      (17,084)       27,349

CASH AT BEGINNING OF PERIOD                           3,327       18,504             -
                                                  ----------  ----------  -------------

CASH AT END OF PERIOD                             $  27,349   $    1,420  $     27,349
                                                  ==========  ==========  =============

CASH PAID FOR:
  Income tax                                              -            -             -
  Interest                                                -            -             -

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


NOTE 2 - RELATED PARTY TRANSACTION

Due to stockholder of $141,446 at January 31, 2006, represents funds advanced by the Chief Executive Officer, Jon Ricker, to assist Mass Megawatts with its financial obligations and to fund the operations. The advances are due on demand, bear no interest and are unsecured. Imputed interest expense of $8,150 was recorded during the nine months ended January 31, 2006.


NOTE 3 - COMMON STOCK

During the nine months ended January 31, 2006:

- Mass Megawatts issued 59,156 shares of common stock to consultants for their services value at $95,157.

- Mass Megawatts sold 139,784 shares of common stock for cash of $138,410.


NOTE 4 - DEFERRED REVENUE

During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction was scheduled to begin in October 2005 but was postponed until July 2006.


NOTE 5 - INVENTORY

Inventory consists of materials that will be used to construct wind power plants for sale to customers.

Mass Megawatts values its inventory at the lower of cost or market value.


NOTE 6 - LICENSE COMMITTMENT

Mass Megawatts agreed to issue the right of its existing patents and licensing agreements for 3,300,000 shares of GreenVest Technologies ('Greenvest"), an unrelated non-operating entity in a future date. As of January 31, 2006, this transaction has not been consummated.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following January 31, 2006. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in May of 2005 made it's first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the nine months ended January 31, 2006 and the period May 27, 1999 (date of inception) to January 31, 2006. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has eight years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenues. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction is slated to begin in the month of July 2006.

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

EMPLOYEES

As of January 31, 2006, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the three month period ended January 31, 2006, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


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

ITEM  2.     CHANGES  IN  SECURITIES

During the three month period ended January 31, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended January 31, 2006, the Company issued the following shares of stock:

                                                                Shares    Amount
                                                               --------  --------
Common stock for cash at $1.50 per share (November/December 2005)
                                                                20,270   $ 30,400

Common stock for cash at $1.10 per share (January 2006)         30,000   $ 33,000

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended January 31, 2006, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended January 31, 2006, the Company did not submit any matters to a vote of security holders.

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

32   CERTIFICATION  OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS
ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS  MEGAWATTS  WIND  POWER,  INC.



Dated:   3/17/06                        By:  /S/  Jonathan  Ricker
        --------------                     -------------------------------------
                                           Jonathan  Ricker
                                           Chairman,  Chief  Executive  Officer,
                                           Chief  Financial  Officer  and
                                           Principal  Accounting  Officer



Dated:   3/17/06                        By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director



Dated:   3/17/06                        By:  /s/  Jodi  A.  Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director