Form 10KSB
period 2006-04-30
MASS MEGAWATTS WIND POWER INC
filed 2006-07-20
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2006

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

               95 Prescott Street, Worcester, Massachusetts 01605
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 751-5432
                                 --------------
                          (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

--------------------------             -----------

     Securities registered under Section 12(g) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

Common Stock, No Par Value             OTCBB
--------------------------             -----------

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

      X  YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2006.

As of April 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,450,056, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 1,750,050 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2006, the number of shares outstanding of the Registrant's Common Stock, no par value was 3,459,326.

Our principal offices are located at Streetaddress95 Prescott Street, Worcester, Massachusetts 01605 and our telephone number is (508) 751-5432.

                           MASS MEGAWATTS WIND POWER, INC.


                                      CONTENTS


Part I
-------------------------------------------------------------------------------------
     Item  1.     Description of Business                                          5

     Item  2.     Description of Property                                         12

     Item  3.     Legal Proceedings                                               12

     Item  4.     Submission of Matters to a Vote of Security Holders             12


Part II
-------------------------------------------------------------------------------------
     Item  5.     Market for the Common Equity and Related Stockholder Matters    13

     Item  6.     Management's Discussion and Analysis or Plan of Operation       16

     Item  7.     Financial Statements                                            20

     Item  8.     Changes in and Disagreements with Accountants on Accounting
And Financial Disclosures                                                         29

     Item  8A.    Controls and Procedures                                         29


Part III
-------------------------------------------------------------------------------------
     Item  9.     Directors, Executive Officers, Promoters and Control Persons;   30
Compliance with Section 16(a) of the Exchange Act

     Item  10.    Executive Compensation                                          34

     Item  11.    Security Ownership of Certain Beneficial Owners and Management  35
And Related Stockholder Matters

     Item  12.    Certain Relationships and Related Transactions                  36

     Item  13.    Exhibits and Reports on Form 8-K                                37

     Item  14.    Principal Accountant Fees and Services                          38

     Signatures                                                                   39

     Exhibits

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

     MARKETS

     Wind energy experienced a 30% annual growth rate for the past five years with a 35% growth rate last year in 2003 according the American Wind Energy Association which is the industry's trade organization based in Washington, D.
C. and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

Although the green market is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

     COMPETITIVE COMPARISON

     According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while wind energy costs have declined. Excluding MAT, the advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than one percent of the current electricity generating industry

The current status in wind energy economics compared with alternate energy sources is shown in Figure 1. Values are based on lifetime average cost studies including design, construction, and operations. Prior to the introduction of MAT, the best wind turbines potentially produce electricity at 4.5 per kWh under optimum wind conditions of an average annual wind speed of 16 miles per hour or greater. Although less than 1% of the Earth's surface experiences such conditions, Battelle Pacific Northwest laboratory estimates that wind energy could supply about 20% of the world's electricity using current wind technology. This figure does not factor the potential of MAT. A comparison of the cost of wind generated electricity with more conventional power plants shows wind energy is competitive. The table shown below is supported by information on the web site www.awea.org and many links located on the website.

FIG. 1
Fuel Source         Cost/kWh      Market Share
--------------   --------------  --------------

Coal                    4.0               50.0%
Nuclear                15.0               20.0%
Natural Gas             6.5               10.0%
Petroleum               8.0                3.0%
Hydroelectric           4.5 *             12.0%
Wind (pre MAT)          4.5 **            0.25%
Solar                  10.0                0.5%
Diesel           7.0 - 40.0 ***            0.5%
Biomass                 8.0                0.5%

     *    At good hydroelectric sites
     **   In 15 mph average wind speed conditions
     *** Depending on size and location of facility, with smaller more remote locations having higher costs

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

     FOREIGN SALES AND EXPORTS

     Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2006 or 2005.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2006 and 2005 amounted to $156,956 and $512,594, respectively. All of these costs are borne by the Company.

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

There were no matters submitted to the security holders during the year ended April 30, 2006.

                                    PART II
                                    -------

ITEM  5.  MARKET FOR THE COMMON EQUITY AND RELATELD STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB" or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2006 and April 30, 2005, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                       2006
                 HIGH        LOW
First Quarter   $2.20      $1.35
Second Quarter   3.00       1.35
Third Quarter    2.50       0.51
Fourth Quarter   2.90       1.11

                      2005
                 HIGH       LOW
First Quarter   $4.15      $2.75
Second Quarter   3.55       2.75
Third Quarter    3.00       2.50
Fourth Quarter   4.00       1.60


During the year ended April 30, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2006, the Company issued the following shares of stock:

                                                               Shares   Amount Service
                                                               ------   --------------
Common stock for services at $1.80 per share (May 2005)         3,166  $         5,699
prototype development
Common stock for services at $1.80 per share (May 2005)         3,160  $         5,688
prototype development
Common stock for cash at $1.50 per share (May 2005)             3,334  $         5,000
Common stock for cash at $.87566 per share (July 2005)         22,840  $        20,000
Common stock for services at $2.50 per share (August 2005)      5,000  $        12,500
prototype development
Common stock for services at $2.50 per share (September 2005)     200  $           500
prototype development
Common stock for cash at $1.50 per share (September 2005)       1,340  $         2,008
Common stock for cash at $1.50 per share (September 2005)       3,500  $         5,250
Common stock for cash at $1.50 per share (September 2005)       3,500  $         5,250
Common stock for cash at $1.50 per share (September 2005)       2,500  $         3,750
Common stock for services at $1.60 per share (October 2005)       500  $           800
prototype development
Common stock for services at $1.50 per share (October 2005)     5,000  $         7,500
prototype development
Common stock for services at $2.00 per share (October 2005)       500  $         1,000
prototype development
Common stock for services at $2.30 per share (October 2005)       300  $           690
prototype development


Common stock for cash at $.60 per share (October 2005)         40,000  $        24,000
Common stock for cash at $.60 per share (October 2005)          5,000  $         3,000
Common stock for cash at $.60 per share (October 2005)          5,000  $         3,000
Common stock for cash at $1.50 per share (October 2005)         2,500  $         3,750
Common stock for services at $2.00 per share (November 2005)    7,000  $        14,000
Common stock for services at $2.00 per share (November 2005)    3,330  $         6,660
Common stock for services at $2.00 per share (November 2005)    5,000  $        10,000
Common stock for cash at $1.50 per share (November 2005)        6,670  $        10,000
Common stock for services at $1.70 per share (December 2005)      400  $           680
Common stock for cash at $1.50 per share (December 2005)        5,000  $         7,500
Common stock for cash at $1.50 per share (December 2005)        5,000  $         7,500
Common stock for cash at $1.50 per share (December 2005)        3,600  $         5,400
Common stock for services at $1.15 per share (January 2006)       600  $           690
Common stock for services at $1.15 per share (January 2006)    25,000  $        28,750
Common stock for cash at $1.10 per share (January 2006)        25,000  $        27,500
Common stock for cash at $1.10 per share (January 2006)         3,000  $         3,300
Common stock for cash at $1.10 per share (January 2006)         2,000  $         2,200
Common stock for cash at $.80 per share (March 2006)            5,000  $         4,000
Common stock for services at $.80 per share (April 2006)        2,688  $         2,150
Common stock for cash at $.80 per share (April 2006)           12,312  $         9,850
Common stock for cash at $.80 per share (April 2006)            9,250  $         7,400
Common stock for cash at $.80 per share (April 2006)           10,000  $         8,000

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

As of April 30, 2006 there were approximately 285 shareholders of Common Stock. As of April 30, 2006, there were 3,459,326 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following April 30, 2006. The Company expects to generate sales in fiscal 2007 and expects to be able to fund its operations for an additional 12 months. Without future sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2006 and the period May 27, 1999 (date of inception) to April 30, 2006. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has eight years of operating results, with no revenues from operations. Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. As of April 30, 2006, there have been no sales of the MAT units.

During the year ended April 30, 2005, the Company completed the construction of a new 20kW MAT prototype in Blandford Massachusetts. The final approval process for interconnection with the local utility should occur sometime during the second quarter of fiscal year ended April 30, 2007. (See pictures on website www.massmegawatts.com.). This project has incorporated information and improvements gleaned from nearly three years of experience with a fully functional operational Charlton 5 kW prototype. The information gathered during the construction of this prototype will prepare the Company for the planning and development of an infrastructure for the manufacturing of units. The new model houses extensive testing equipment to further the study and development for commercial operation and sales.

EMPLOYEES

As of April 30, 2006, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended April 30, 2006, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)

                              Financial Statements

                    Years Ended April 30, 2006 and 2005 and
            Period May 27, 1997 (Date of Inception) to April 30, 2006

                                    CONTENTS
                                    --------

Financial Statements:
Report of Independent Registered Public Accounting Firm. . . . . . . . . .  21
  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .  23
  Statements of Changes in Stockholders' Deficit . . . . . . . . . . . . .  24
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .  26
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  Mass Megawatts Wind Power, Inc.
  (A Development Stage Company)
  Shrewsbury, Massachusetts

We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (A Development Stage Company), as of April 30, 2006 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended April 30, 2006 and 2005 and the period from May 27, 1997 (Inception) through April 30, 2006. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 5, 2006

                         Mass Megawatts Wind Power, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                              As of April 30, 2006


ASSETS
Current assets:
  Cash                                                      $    16,512
  Prepaid expenses                                                3,575
                                                            ------------
Total current assets                                             20,087
                                                            ------------

Fixed assets, net of accumulated depreciation of $19,200          9,594
                                                            ------------

Total assets                                                $    29,681
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities                  $   105,998
  Customer deposit                                               20,000
  Due to stockholder                                             80,117
                                                            ------------
Total current liabilities                                       206,115
                                                            ------------


Commitments


Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,459,326 shares issued and outstanding                   3,107,323
  Deficit accumulated during the development stage           (3,283,757)
                                                            ------------
Total stockholders' deficit                                    (176,434)
                                                            ------------
Total liabilities and stockholders' deficit                 $    29,681
                                                            ============


     See accompanying summary of accounting policies and notes to financial statements.

                          Mass Megawatts Wind Power, Inc.
                           (A Development Stage Company)
                             Statements of Operations


                                                                        May 27,
                                                                      1997 (Date
                                                                    of Inception)
                                         Years Ended    April 30,    to April 30,
                                            2006          2005           2006
                                        -------------  -----------  --------------
Operating Costs and Expenses:
  General and administrative            $    291,119   $  684,054   $   3,238,057
  Depreciation                                 3,237        4,156          19,200
                                        -------------  -----------  --------------
    Total operating costs and expenses       294,356      688,210       3,257,257
                                        -------------  -----------  --------------
Other expense (income):
  Interest expense                            22,241        8,081          30,322
  Interest income                                (32)         (86)         (3,822)
                                        -------------  -----------  --------------
    Total other expense                       22,209        7,995          26,500
                                        -------------  -----------  --------------
Net loss                                $   (316,565)  $ (696,205)  $  (3,283,757)
                                        =============  ===========  ==============

Net loss per share                      $      (0.10)  $    (0.24)
                                        =============  ===========
Weighted average number of
  common shares                            3,193,752    2,902,594
                                        =============  ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           Mass Megawatts Wind Power, Inc.
                            (A Development Stage Company)
                    Statement of Changes in Stockholders' Deficit
          For the Period May 27, 1997 (Date of Inception) to April 30, 2006



                                                            Deficit
                                                          Accumulated
                                    Common Stock            During
                              -------------------------   Development
                                Shares        Amount         Stage          Total
                              -----------  ------------  -------------  -------------
Balances, May 27, 1997                  -  $          -  $          -   $          -

Shares issued for materials
  and services                    362,040       791,745             -        791,745
Shares issued for cash            718,872     1,422,202             -      1,422,202
Shares issued for to pay off
  accounts payable              1,811,384        40,741             -         40,741
Shares issued to purchase
  fixed assets                      7,600        17,100             -         17,100
Net loss                                -             -    (2,270,987)    (2,270,987)
                              -----------  ------------  -------------  -------------
Balances, April 30, 2004        2,899,896     2,271,788    (2,270,987)           801

Shares issued for cash            213,650       320,406             -        320,406
Shares issued for services        108,150       230,403             -        230,403
Imputed interest                        -         6,194             -          6,194
Net loss                                -             -      (696,205)      (696,205)
                              -----------  ------------  -------------  -------------
Balances, April 30, 2005        3,221,696     2,828,791    (2,967,192)      (138,401)

Shares issued for cash            176,346       167,658             -        167,658
Shares issued for services         61,844        97,307             -         97,307
Imputed interest                        -        13,567             -         13,567
Net loss                                -             -      (316,565)      (316,565)
                              -----------  ------------  -------------  -------------
Balances, April 30, 2006        3,459,886  $  3,107,323  $ (3,283,757)  $   (176,434)
                              ===========  ============  =============  =============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                Mass Megawatts Wind Power, Inc.
                                 (A Development Stage Company)
                                   Statements of Cash Flows


                                                                                    May 27,
                                                                                  1997 (Date
                                                                                of Inception)
                                                       Years Ended April 30,     to April 30,
                                                        2006          2005           2006
                                                    -------------  -----------  --------------
OPERATING ACTIVITIES
  Net loss                                          $   (316,565)  $ (696,205)  $  (3,283,757)

  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Shares issued for services                            97,307      230,403       1,119,455
    Depreciation                                           3,237        4,156          19,200
    Interest imputed on stockholder advances              13,567        6,194          19,761
  Change in:
    Prepaid expenses                                       2,709          630          (3,575)
    Accounts payable and accrued liabilities              72,368       18,880         146,739
    Customer deposit                                      20,000            -          20,000
                                                    -------------  -----------  --------------
  Net cash used in operating activities                 (107,377)    (435,942)     (1,962,177)
                                                    -------------  -----------  --------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                (4,334)           -         (11,694)
                                                    -------------  -----------  --------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 167,658      320,405       1,910,266
  Net advances from (repayments to)
    stockholder                                          (42,762)     100,360          80,117
                                                    -------------  -----------  --------------
  Net cash provided by financing activities              124,896      420,765       1,990,383
                                                    -------------  -----------  --------------
NET INCREASE (DECREASE) IN CASH                           13,185      (15,177)         16,512

CASH AT BEGINNING OF PERIOD                                3,327       18,504               -
                                                    -------------  -----------  --------------
CASH AT END OF PERIOD                               $     16,512   $    3,327   $      16,512
                                                    =============  ===========  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                       $      8,886   $    1,886   $      10,772
Income tax paid                                                -            -               -

NON-CASH TRANSACTIONS:
Common stock issued for accounts payable            $          -   $        -   $      40,741
Common stock issued to purchase fixed assets                   -            -          17,100


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         Mass Megawatts Wind Power, Inc.
                          (A Development Stage Company)
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

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in the fiscal 2005 and the cumulative financial statements have been reclassified to conform to the fiscal 2006 financial statement presentation.

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

Income Taxes
------------
Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Research and Development Cost
-----------------------------
Research and development costs are charged to operations when incurred and are included in operating expenses.

Stock-Based Compensation
------------------------
Effective February 1, 2006, Mass Megawatts began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, Mass Megawatts had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Mass Megawatts adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

During the years ended April 30, 2006 and 2005 Mass Megawatts did not grant any option to its employees.

Recently Issued Accounting Pronouncements
-----------------------------------------
Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.


NOTE  2  -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $3,283,757 at April 30, 2006 and negative cash flows from operations of $107,377 for the year ended April 30, 2006. In addition, at April 30, 2006, Mass Megawatts had negative working capital of approximately $186,028. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE  3  -  RELATED PARTY TRANSACTIONS

Due to stockholder balance of $80,117 at April 30, 2006, represents funds advanced to Mass Megawatts by the majority stockholder to assist Mass Megawatts with its financial obligations and to fund the operations. These advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2006.

Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patent by Jonathan Ricker. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. He is also the Chairman and Chief Executive Officer of Mass Megawatts.

The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The sub-licensor is Windstorm International of Putnam, CT who received a license agreement from Mr. Ricker.

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.


NOTE  4  -  COMMON STOCK

From inception (May 27, 1997) through April 30, 2004:

- Mass Megawatts issued 362,040 shares of common stock to consultants for their services and vendors for the material purchased. These shares were valued and recorded at fair value of $791,745.

- Mass Megawatts sold 718,872 shares of common stock for cash of $1,422,202.

- Mass Megawatts issued 1,811,384 shares of common stock to its creditors to pay off the accounts payable in the amount of $40,741. These shares were recorded at fair value.

- Mass Megawatts exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

During the year ended April 30, 2005:

- Mass Megawatts sold 213,650 shares of common stock for cash of $320,406.

- Mass Megawatts issued 108,150 shares of common stock to consultants for their services. These shares were recorded at fair value of $230,403.

During the year ended April 30, 2006:

- Mass Megawatts sold 176,346 shares of common stock for cash of $167,658.

- Mass Megawatts issued 61,844 shares of common stock to consultants for their services. These shares were recorded at fair value of $97,307.


NOTE  5  -  INCOME TAXES

Mass Megawatts uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, Mass Megawatts incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,042,000 at April 30, 2006, and will expire in the years 2017 through 2026.

At April 30, 2006, deferred tax assets consisted of the following:

          Deferred tax assets
            Net operating losses       $ 694,000
            Less: valuation allowance   (694,000)
                                       ----------
          Net deferred tax asset       $       -
                                       ==========

NOTE  6  -  CUSTOMER DEPOSITS

During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction was re-scheduled to begin later on fiscal 2007.


NOTE  7  -  COMMITMENT

Mass Megawatts leases its office space and a warehouse unit on a month-to-month basis. Total rent expense for the years ended April 30, 2006 and 2005 and the period May 27, 1997 (date of inception) to April 30, 2006 were $7,753, $11,360, and $73,095, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

     None

2.   Changes in Registrant's Certifying Accountants.

     None

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2006. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

CONSULTANTS:

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

     Jodi A. Vizzo
Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically, real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA PostalCode01545 Age: 38 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Alison Gray
Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. addressStreet35 Westwood Road Shrewsbury, MA PostalCode01545 Age: 48 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

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

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

                             2006   2005    2004
     JONATHAN RICKER       $ -0-  $ -0-  $44,500

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 30, 2006 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 3,459,326 shares issued and outstanding as of April 30, 2006.

Name and Address                  Amount and nature of   Percent of Class
Of Beneficial Owner                 Beneficial Owner

Jonathan Ricker
95 Prescott Street
Worchester, MA 01605                         1,709,836                53%

Allison Gray
95 Prescott Street
Worchester, MA 01605                               200                 *

Jodi A. Vizzo
95 Prescott Street
Worchester, MA 01605                               223                 *

Common Stock
  All officers and directors as              1,710,259                53%
  a group (3 persons)

    Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has several made advances to the Company, during fiscal year ended April 30, 2006, to assist with its financial obligations. These advances, in the amount of $80,117 at April 30, 2006, are non-interest bearing, unsecured and due on demand.

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

     A)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2006:

On August 5,2005, reporting the changes in the Registrant's certifying accountant
On August 10,2005, reporting an amendment to the changes in the Registrant's certifying accountant
On September 19,2005, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2005
On September 21,2005, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31,2005
On September 22,2005, reporting the return to full compliance with NASD Rule 6530 in a Regulation FD Disclosure
On October 25,2005, reporting a Regulation FD Disclosure on a recent press release
On October 26,2005, reporting an amendment to a Regulation FD Disclosure filed on October 25,2005
On October 26,2005, reporting the company's return to the Over the Counter Bulletin Board
On October 26,2005, reporting an amendment to the Regulation FD Disclosure relating to the return to the Over the Counter Bulletin Board
On October 30 filing an amendment to the Regulation FD Disclosure relating to the return to the Over the Counter Bulletin Board
On November 7, 2005, reporting the unregistered sale of securities
On December 14,2005, reporting the unregistered sale of securities
On December 14,2005 reporting a press release on the results of operations and financial condition for the three months ended October 31,2005
On December 22,2005, reporting the second quarter financial results
On February 7,2006, reporting the unregistered sale of securities
On March 17,2006, reporting a press release related to the results of operations and financial condition



     B)   Exhibits -

31            Certification of the Chief Financial Officer Dated July 12, 2006

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
----------
During fiscal 2006, we were billed by our auditors, Malone & Bailey, PC, approximately $15,000 for audit and review fees associated with our 10-KSB and 10-QSB filings.

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

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                       MASS MEGAWATTS WIND POWER, INC.


Dated:    7/12/06                      By:  /s/  Jonathan Ricker
        --------------                     ---------------------------------
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

Dated:    7/12/06                      By:  /s/  Jonathan  Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Dated:    7/12/06                      By:  /s/  Allison  Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director


Dated:    7/12/06                      By:  /s/  Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director