Form 10QSB
period 2006-07-31
MASS MEGAWATTS WIND POWER INC
filed 2006-09-19
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2006

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period  from        ,20  ,  to        ,20   .
                                        --------   -- --  --------   ---

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
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                        Number)

               95 Prescott Street, Worcester, Massachusetts  01605
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 751-5432
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]      NO [   ]
                                   ---           ---

There were 3,569,811 shares of the Registrant's no par value common stock outstanding as of July 31, 2006.

Transitional Small  Business  Format  (check  one)   Yes [   ]  NO [ X ]
                                                          ---       ---

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

Signatures
----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                    CONTENTS


Financial Statements:

  Balance Sheets as of July 31, 2006 (Unaudited) and April 30, 2006 Statements of Operations for the Three Months Ended
    July 31, 2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2006 (Unaudited)
  Statements of Cash Flows for the Three Months Ended July 31,
    2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception)to July 31, 2006 (Unaudited)
  Notes to Financial Statements

                               Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)

                                        Balance Sheets
                                         (Unaudited)


                                                             July 31, 2006    April 30, 2006
                                                            ---------------  ----------------

ASSETS
Current assets:
  Cash                                                      $       24,169   $        16,512
  Prepaid and other current assets                                   3,138             3,575
                                                            ---------------  ----------------
Total current assets                                                27,307            20,087

Fixed Assets, net of accumulated depreciation of $19,702            11,110             9,594
                                                            ---------------  ----------------
Total assets                                                $       38,417   $        29,681
                                                            ===============  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $       39,080   $        46,881
  Customer deposits                                                 20,000            20,000
  Due to stockholder                                               133,686           139,234
                                                            ---------------  ----------------
Total current liabilities                                          192,766           206,115

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,569,811 shares issued and outstanding                      3,200,656         3,107,323
  Deficit accumulated during development stage                  (3,355,005)       (3,283,757)
                                                            ---------------  ----------------
Total stockholders' deficit                                       (154,349)         (176,434)
                                                            ---------------  ----------------

Total liabilities and stockholders' deficit                 $       38,417   $        29,681
                                                            ===============  ================

                               Mass Megawatts Wind Power, Inc.
                              (A Development Stage Enterprise)
                                  Statements of Operations
                                         (Unaudited)


                                                                            May 27, 1997
                                        Three Months Ended              (Date of Inception)
                                             July 31,                       to July 31,
                                    2006                  2005                  2006
                            --------------------  --------------------  --------------------
Operating Expenses:
General and
    Administrative          $            65,845                40,505   $         3,303,902
  Depreciation                              502                 1,039                19,702
                            --------------------  --------------------  --------------------
    Total operating costs                66,347                41,544             3,323,604
                            --------------------  --------------------  --------------------

Other Expenses (income)
  Interest expense                        4,911                 4,160                35,233
  Interest income                           (10)                   (4)               (3,832)
                            --------------------  --------------------  --------------------
Net loss                    $           (71,248)  $           (45,700)  $        (3,355,005)
                            ====================  ====================  ====================

Net loss per share          $             (0.02)  $             (0.02)

Weighted average number
  of common shares                    3,506,156             2,915,830

                                 Mass Megawatts Wind Power, Inc.
                                 (A Development Stage Enterprise)
                                     Statements of Cash Flows
                                           (Unaudited)


                                                                                      May 27,
                                                        Three Months Ended         1997 (Date of
                                                              July 31,              Inception) to
                                                                                      July 31,
                                                        2006            2005            2006
                                                   --------------  --------------  --------------
OPERATING ACTIVITIES:
  Net loss                                         $     (71,248)  $     (45,700)  $  (3,355,005)
                                                   --------------  --------------  --------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services               28,054          11,387       1,147,509
      Depreciation                                           502           1,039          19,702
      Interest imputed on stockholder advances             1,480           2,495          21,241
      Increase (decrease) in:
        Accounts payable                                  (7,803)         (3,468)        138,936
        Customer deposits                                      -          20,000          20,000
        Prepaid expenses and other current assets            437             225          (3,138)
                                                   --------------  --------------  --------------
  Total adjustments                                      (22,670)         31,678       1,344,250
                                                   --------------  --------------  --------------
  Net cash used by operating activities                  (48,578)        (14,022)     (2,010,755)
                                                   --------------  --------------  --------------

INVESTING ACTIVITIES
  Purchase of equipment                                   (2,018)              -         (13,712)
                                                   --------------  --------------  --------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  63,799          25,000       1,974,065
  Increase (decrease) in due to shareholder               (5,546)         13,412          74,571
                                                   --------------  --------------  --------------
  Net cash provided by financing activities               58,253          38,412       2,048,636
                                                   --------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH                            7,657          24,390          24,169

CASH AT BEGINNING OF PERIOD                               16,512           3,327               -
                                                   --------------  --------------  --------------

CASH AT END OF PERIOD                              $      24,169   $      27,717   $      24,169
                                                   ============== ===============  ==============

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt's Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2006, as reported in the Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

During  the  quarter  ended  July  31,  2006:

- Mass Megawatts issued 35,068 shares of common stock to consultants for their services. The shares were recorded at fair value of $28,054.

-  Mass  Megawatts  sold  74,857  shares  of  common  stock for cash of $63,799.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that, in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had revenues from operations since its inception, but raised capital through a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $300,000 and through additional sales of it common stock via private treaty sales. The Company has dedicated a majority of this money to develop a prototype to be utilized for manufacturing and for testing and data analysis. The remaining funds have been used for administration, working capital, marketing, and advertising.

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following January 31, 2006. Although no assurance can be given, the Company began marketing its new wind system for initial sales and in May of 2005. The Company expects to generate sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three months ended July 31, 2006 and the period May 27, 1999 (date of inception) to July 31, 2006. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has nine years of operating results, with no revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenues for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. As of July 31, 2006, there have been no sales of the MAT units.

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


EMPLOYEES

As of July 31, 2006, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the three month period ended July 31, 2006, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


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


Item  3.  Controls  and  Procedures

Evaluation  of  disclosure  controls  and  procedures
-----------------------------------------------------

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

There have been no changes in the Company's internal control over financial reporting during the three months ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.


ITEM  2.  CHANGES  IN  SECURITIES

During the three month period ended July 31, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended July 31, 2006, the Company issued the following shares of stock:

                                                              Shares  Amount
                                                              ------  -------
Common stock for cash at $.80 per share (May/June/July 2006)  61,813  $49,450

Common stock for cash at $1.10 per share (May 2006)           13,044   14,348

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


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2006, the Company was not in default on any of its indebtedness.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2006, the Company did not submit any matters to a vote of security holders.


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

32     CERTIFICATION  OF  PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b)  Reports  on  Form  8-K

On July 11,2006, reporting a Regulation FD Disclosure on the results of operations and financial condition for the fiscal year ended April 30,2006

On July 20,2006, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2006

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                           MASS  MEGAWATTS  WIND  POWER,  INC.



Dated:   9/20/06                        By:  /s/  Jonathan  Ricker
        --------------                     -------------------------------------
                                           Chairman,  Chief  Executive  Officer,
                                           Chief  Financial  Officer  and
                                           Principal  Accounting  Officer



Dated:   9/20/06                        By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director



Dated:   9/20/06                        By:  /s/  Jodi  Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director