Form 10QSB
period 2006-10-31
MASS MEGAWATTS WIND POWER INC
filed 2006-12-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 31, 2006

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

There were 3,569,811 shares of the Registrant's no par value common stock outstanding as of October 31, 2006.

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

Signatures
----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                    CONTENTS

Financial Statements:

  Balance Sheets as of October 31, 2006 (Unaudited) and July 31, 2006 Statements of Operations for the Three and Six Months Ended
    October 31, 2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2006 (Unaudited)
  Statements of Cash Flows for the Six Months Ended October 31,
    2006 and 2005 (Unaudited) and for the Period May 27, 1997 (Date of Inception)to October 31, 2006 (Unaudited)
  Notes to Financial Statements

                               Mass Megawatts Wind Power, Inc.
                              (A Development Stage Enterprise)
                                       Balance Sheets

                                                            October 31,    April 30,
                                                                2006         2006

                                                            (Unaudited)
                                                            ------------  ------------
ASSETS
Current assets:
  Cash                                                      $    78,435   $    16,512
  Prepaid and other current assets                                2,701         3,575
                                                            ------------  ------------
Total current assets                                             81,136        20,087

Fixed Assets, net of accumulated depreciation of $20,204         10,608         9,594
                                                            ------------  ------------
  Total assets                                              $    91,744   $    29,681
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $    42,426   $   105,998
  Customer deposits                                              49,000        20,000
  Due to stockholder                                            124,771        80,117
                                                            ------------  ------------
Total current liabilities                                       216,197       206,115

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,712,986 shares issued and outstanding                   3,306,670     3,107,323
  Deficit accumulated during development stage               (3,431,123)   (3,283,757)
                                                            ------------  ------------
Total stockholders' deficit                                    (124,453)     (176,434)
                                                            ------------  ------------

Total liabilities and stockholders' deficit                 $    91,744   $    29,681
                                                            ============  ============

                                      Mass Megawatts Wind Power, Inc.
                                     (A Development Stage Enterprise)
                                         Statements of Operations
                                               (Unaudited)

                                                                                                 May 27, 1997
                                                                                                  (Date of
                                            Three Months Ended           Six Months Ended         Inception)
                                                October 31,                 October 31,         to October 31,
                                             2006         2005         2006           2005           2006
                                         -----------  -----------  ------------   ------------  --------------

Operating Expenses:
  General and
    administrative                       $    71,778  $    91,408   $  137,624   $    131,914  $    3,375,680
  Depreciation                                   502        1,275        1,004          2,314          18,779
                                         -----------  -----------  ------------   ------------  --------------
    Total operating costs                     72,280       92,683      138,628        134,228       3,394,459
                                         -----------  -----------  ------------   ------------  --------------

Other Expenses (Income)
  Interest expense                             4,785        4,745        9,694          8,904          40,018
  Interest (income)                              (13)          (9)         (24)           (13)         (3,845)
                                         -----------  -----------  ------------   ------------  --------------
Net loss                                 $   (77,052) $   (97,419) $  (148,298)  $   (143,119)  $  (3,430,632)
                                         ===========  ===========  ============   ============  ==============

Net loss per share                       $      (.02) $     (.05)   $     (.04)   $      (.05)

Weighted average number
  of common shares                         3,586,342   2,935,065     3,546,341      2,967,073

                          Mass Megawatts Wind Power, Inc.
                          (A Development Stage Enterprise)
                              Statements of Cash Flows
                                    (Unaudited)

                                                                                May 27,
                                                      Six Months Ended       1997 (Date of
                                                         October 31,         Inception) to
                                                                              October 31,
                                                      2006         2005          2006
                                                  -----------  -----------  --------------
OPERATING ACTIVITIES:
  Net loss                                        $ (148,298)  $ (143,119)  $  (3,432,055)
                                                  -----------  -----------  --------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services           61,474       34,377       1,180,929
      Depreciation                                     1,004        2,314          20,204
      Interest imputed on stockholder advances         2,954        5,272          22,715
      Increase (decrease) in:
        Accounts payable                              (3,524)       2,237         143,215
        Customer deposits                             29,000       20,000          49,000
        Prepaid expenses and other current assets        874       (1,670)         (2,701)
                                                  -----------  -----------  --------------
  Total adjustments                                   91,782       62,530       1,413,362
                                                  -----------  -----------  --------------
  Net cash used by operating activities              (56,516)     (80,589)     (2,018,693)
                                                  -----------  -----------  --------------

INVESTING ACTIVITIES
  Purchase of equipment                               (2,018)      (4,334)        (13,712)
                                                  -----------  -----------  --------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock             134,919       75,010       2,045,185
  Increase (decrease) in due to shareholder          (14,462)      30,445          65,655
                                                  -----------  -----------  --------------
  Net cash provided by financing activities          120,457      105,455       2,110,840
                                                  -----------  -----------  --------------

NET (DECREASE) INCREASE IN CASH                       61,923       20,532          78,435

CASH AT BEGINNING OF PERIOD                           16,512        3,327               -
                                                  -----------  -----------  --------------

CASH AT END OF PERIOD                             $   78,435   $   23,859   $      78,435
                                                  ===========  ===========  ==============

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

NOTE 2 - GOING CONCERN

Mass Megawatts' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Mass Megawatts has accumulated losses aggregating to $3,431,123 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2006, all of which raise substantial doubt about Mass Megawatts's ability to continue as a going concern.

Management's plans for Mass Megawatts' continued existence include selling additional stock, the of sale assets, or borrowing additional funds to pay current accounts payable, short-term debt, and overhead expenses.

Mass Megawatts' future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities, and obtain additional financing. There is no assurance that Mass Megawatts will be able to generate sufficient cash from operations, sell additional shares of common stock, or borrow additional funds.

Mass Megawatts' inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - COMMON STOCK

During  the  six  months  ended  October  31,  2006:

- Mass Megawatts issued 76,843 shares of common stock to consultants for their services. The shares were recorded at fair value of $61,474.

-  Mass  Megawatts  sold  176,257  shares  of common stock for cash of $134,919.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED,""BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL,""COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTUREOPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCHSTATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUTLIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN,POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKETPENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that inaddition to important factors described elsewhere, the following importantfacts, among others, sometimes have affected, and in the future could affect,the Company's actual results, and could cause the Company's actual resultsduring 2006 and beyond to differ materially from those expressed in anyforward-looking statements made by, or on behalf of the Company.

The Company has not had revenues from operations since its inception, but raisedcapital through a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $300,000 and through additional salesof it common stock via private treaty sales. The Company has dedicated a majority of this money to develop a prototype to be utilized for manufacturingand for testing and data analysis. The remaining funds have been be used foradministration, working capital, marketing, and advertising.

Our current capital resources, together with our expected cash flow from operations, are not sufficient to continue and maintain our operations over the course of the next twelve months. If the Company does not secure additional financing in the near term it will be forced to seek other alternatives including the sale of assets to repay its current creditors. This includes resources for the payment of our anticipated overhead expenses and current liabilities. If the Company is successful in securing sufficient capital to repay its creditors, the Company will need additional capital to continue its operations and evaluate its properties. We would, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

The Company shows a loss for the three and six months ended October 31, 2006 and the period May 27, 1999 (date of inception) to October 31, 2006. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

The electric power industry is undergoing a period of deregulation andrestructuring that is similar to the telecommunication deregulation of the1980's. It is impossible to predict whether this change will have a favorable ornegative impact for the industry as a whole. However, restructuring can presentmore advantages and opportunities for the Company's very competitive product incompeting vigorously in the new marketplace.

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

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward. As of October 31, 2006, there have been no sales of the MAT units.

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


EMPLOYEES

As of October 31, 2006, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the six month period ended October 31, 2006, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetrationand then sell directly to the power exchanges. The Company plans to try to avoiddifficulties of evaluating wind resources, obtaining sites, financing, andlocating potential purchasers of power plants by redeveloping abandoned orobsolete wind farms. Our strategy places turbines in high wind areas where thepurchase contracts from utilities for wind energy are already available. We haveidentified large users of electric power in high wind locations. Also, we hadinitial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan tohave strategic alliances with developers of proposed sites and constructioncompanies as Mass Megawatts grows rapidly.

Also, a groundswell across the nation for Green Power/renewable energy hasprompted state and federal legislatures to offer tremendous tax credits andincentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. ispreparing a MAT sales presentation during the fiscal year ended April 30, 2005,for high tax bracket individuals and corporations. For those qualifying, thefinancial risk of purchasing a MAT unit is minimized by the tax advantages.(Details may be found on our website under "New Developments -- Tax Package".)Revenue generated from these initial sales will accelerate internal growth andpromote additional sales opportunities.


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


ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures
-----------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the three months ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.


ITEM 2. CHANGES IN SECURITIES

During the three month period ended October 31, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the six months ended October 31, 2006, the Company issued the following shares of stock:

                                                                Shares    Amount
                                                               --------  --------
Common stock for cash at $.80 per share                         100,713  $ 80,570

Common stock for cash at $1.10 per share (May 2006)              13,044    14,348

Common stock for cash at $.64 per share                          62,500    40,000

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


ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the six month period ended October 31, 2006, the Company was not in default on any of its indebtedness.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six month period ended October 31, 2006, the Company did not submit any matters to a vote of security holders.


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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

     On September 19, 2006, an 8-K filing related to the results of operations and financial condition for the three months ended July 31, 2006.

     On August 15, 2006, an 8-K filing related to the results of a Regulation FD Disclosure related to Form 5 filing by the Chief Executive Officer.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                           MASS MEGAWATTS WIND POWER, INC.


Dated:    12/11/06                         By: /s/ Jonathan C. Ricker
        ------------                     -------------------------------------
                                           Jonathan C. Ricker
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer


Dated:    12/11/06                         By: Allison Gray
        ------------                     -------------------------------------
                                           Allison Gray
                                           Director


Dated:    12/11/06                         By: Jodi A. Vizzo
        ------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director