Form 10QSB
period 2007-01-31
MASS MEGAWATTS WIND POWER INC
filed 2007-03-19
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 2007

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

                              YES        X  NO
                          ---           ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES        X  NO
                          ---           ---

There were 3,767,986 shares of the Registrant's no par value common stock outstanding as of January 31, 2007.

Transitional  Small  Business  Format  (check  one)   Yes       NO  X
                                                          ---      ---

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


                                    CONTENTS

Financial  Statements:

  Balance Sheets as of January 31, 2007 (Unaudited) and April 30, 2006 Statements of Operations for the Three and Nine Months Ended
    January 31, 2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to January 31, 2007 (Unaudited)
  Statements of Cash Flows for the Nine Months Ended January 31,
    2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception)to January 31, 2007 (Unaudited)
  Notes to Financial Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                      January 31, 2007 and April 30, 2006
                                  (Unaudited)


                                                             January 31,    April 30,
                                                                2007           2006
                                                            -------------  ------------
ASSETS
Current assets:
  Cash                                                      $     17,512   $    16,512
  Prepaid and other current assets                                11,711         3,575
                                                            -------------  ------------
Total current assets                                              29,223        20,087

Fixed assets, net of accumulated depreciation of
    $20,708 and $19,200, respectively                             10,151         9,594
Deposit                                                            2,118             -
                                                            -------------  ------------

  Total assets                                              $     41,492   $    29,681
                                                            =============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $     47,419   $   105,998
  Customer deposits                                               31,200        20,000
  Due to stockholder                                             109,115        80,117
                                                            -------------  ------------
Total current liabilities                                        187,734       206,115

Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    3,767,986 and 3,459,326 shares issued and
    outstanding, respectively                                  3,340,374     3,107,323
  Deficit accumulated during development stage                (3,486,616)   (3,283,757)
                                                            -------------  ------------
Total stockholders' deficit                                     (146,242)     (176,434)
                                                            -------------  ------------

Total liabilities and stockholders' deficit                 $     41,492   $    29,681
                                                            =============  ============

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)
                                  Statements of Operations
               For the Three and Nine Month Periods Ended January 31, 2007 and 2006
                and the Period From May 27, 1997(inception) to January 31, 2007
                                        (Unaudited)

                                                                                                May 27, 1997
                                  Three Months Ended               Nine Months Ended        (Date of Inception)
                                      January 31,                     January 31,              to January 31,
                                 2007            2006            2007            2006               2007
                            --------------  --------------  --------------  --------------  --------------------
Operating Expenses:
  General and
    administrative          $      49,855         113,794   $     187,478   $     245,707   $         3,425,532
  Depreciation                        504             522           1,508           2,836                20,708
                            --------------  --------------  --------------  --------------  --------------------
    Total operating costs          50,359         114,316         188,986         248,543             3,446,240
                            --------------  --------------  --------------  --------------  --------------------

Other Expenses (Income)
  Interest expense                  4,221           5,132          13,915          14,036                44,239
  Interest income                     (18)            (13)            (42)            (26)               (3,863)
                            --------------  --------------  --------------  --------------  --------------------
Net loss                    $     (54,562)  $    (119,435)  $    (202,859)  $    (262,553)  $        (3,486,616)
                            ==============  ==============  ==============  ==============  ====================

Net loss per share          $        (.01)  $        (.04)  $        (.05)  $        (.08)

Weighted average number
  of common shares              3,722,986       3,356,397       3,605,630       3,288,422

                              Mass Megawatts Wind Power, Inc.
                             (A Development Stage Enterprise)
                For the Nine Month Periods Ended January 31, 2007 and 2006
            and the period From May 27, 1997 (inception) Through January 31, 2007
                                 Statements of Cash Flows
                                       (Unaudited)

                                                                                            May 27,
                                                            Nine Months Ended            1997 (Date of
                                                                January 31,              Inception) to
                                                                                          January 31,
                                                         2007              2006              2007
                                                   ----------------  ----------------  ----------------
OPERATING ACTIVITIES
  Net loss                                         $      (202,859)  $      (262,553)  $    (3,486,616)
                                                   ----------------  ----------------  ----------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services                 80,875            95,157         1,200,330
      Depreciation                                           1,508             2,836            20,708
      Interest imputed on shareholder
        advances                                             4,057             8,148            23,816
      Increase (decrease) in:
        Accounts payable                                       536             9,461           147,278
        Customer deposits                                   11,200            20,000            31,200
        Prepaid expenses and other current assets          (10,254)           (1,670)          (13,829)
                                                   ----------------  ----------------  ----------------
  Net cash used by operating activities                   (114,937)         (128,621)       (2,077,113)
                                                   ----------------  ----------------  ----------------

INVESTING ACTIVITIES
  Purchase of equipment                                     (2,066)           (4,334)          (13,759)
  Net cash used by investing activities                     (2,066)           (4,334)          (13,759)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   148,120           138,410         2,058,384
  Shareholder advances                                     (30,117)           18,567            50,000
                                                   ----------------  ----------------  ----------------
  Net cash provided by
    Financing activities                                   118,003           156,977         2,108,384
                                                   ----------------  ----------------  ----------------

NET (DECREASE) INCREASE IN CASH                              1,000            24,022            17,512

CASH AT BEGINNING OF PERIOD                                 16,512             3,327                 -
                                                   ----------------  ----------------  ----------------

CASH AT END OF PERIOD                              $        17,512   $        27,349   $        17,512
                                                   ================  ================  ================

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                         Notes to Financial Statements
                                January 31, 2007
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. (Mass Megawatts) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt's Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to April 30, 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

Mass Megawatts' financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Mass Megawatts has accumulated losses aggregating to $3,486,616 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about Mass Megawatts' ability to continue as a going concern.

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

NOTE 3 - COMMON STOCK

During  the  nine  month  period  ended  January  31,  2007:

- Mass Megawatts issued 76,843 shares of common stock to consultants for their services. The shares were recorded at fair value of $61,474.

-  Mass  Megawatts  sold  176,257  shares  of common stock for cash of $134,919.

- Mass Megawatts issued 5,000 shares of common stock to consultants for their services. The shares were recorded at fair value of $2,000.

-  Mass  Megawatts  sold  30,000  shares  of  common  stock for cash of $13,200.

- Mass Megawatts issued 20,000 shares of common stock for equipment and loan payment. The shares were recorded at fair value of $7,610.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following January 31, 2007. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in May of 2005 made it's first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the nine months ended January 31, 2007 and the period May 27, 1999 (date of inception) to January 31, 2007. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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

In addition, Mass Megawatts started producing parts for a 50 kW project in Hungary. The company anticipates the completion of this project in the first half of 2007. The company received a deposit of approximately $30,000 for the production of the wind power plant parts.

EMPLOYEES

As of January 31, 2007, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the three month period ended January 31, 2007, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. is preparing a MAT sales presentation during the fiscal year ended April 30, 2007, for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages.

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

There have been no changes in the Company's internal control over financial reporting during the three months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.

ITEM 2.     CHANGES IN SECURITIES

During the three month period ended January 31, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the nine months ended January 31, 2007, the Company issued the following shares of stock:

                                                            Shares   Amount
                                                            -------  -------
Common stock for cash at $.80 per share                     100,713  $80,570

Common stock for cash at $1.10 per share (May 2006)          13,044  $14,348

Common stock for cash at $.64 per share                      62,500  $40,000

Common stock for cash at $.64 per share (December 2006)       5,000  $ 3,200

Common stock for cash at $.40 per share (January 2007)       25,000  $10,000

Common stock for services at $.76 per share (January 2007)    5,000  $ 3,800

Common stock for equipment and loan repayment at $.78 per
  share (January 2007)                                       20,000  $15,600

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

During the three month period ended January 31, 2007, the Company was not in default on any of its indebtedness.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended January 31, 2007, the Company did not submit any matters to a vote of security holders.

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

32     CERTIFICATION  OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b)   Reports  on  Form  8-K  -  None.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS  MEGAWATTS  WIND  POWER,  INC.


Dated:    3/16/07                       By:  /s/  Jonathan  Ricker
        --------------                     -------------------------------------
                                           Chairman,  Chief  Executive  Officer,
                                           Chief  Financial  Officer  and
                                           Principal  Accounting  Officer


Dated:    3/16/07                       By:  /s/  Allison  Gray
        --------------                     -------------------------------------
                                           Allison  Gray
                                           Director


Dated:    3/16/07                       By:  /s/  Jodi  A.  Vizzo
        --------------                     -------------------------------------
                                           Jodi  A.  Vizzo
                                           Director