Form 10KSB
period 2007-04-30
MASS MEGAWATTS WIND POWER INC
filed 2007-07-30
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2007

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

      X YES         NO
     ---         ---

The issuer had no operating revenues for the year ended April 30, 2007.

As of April 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,497,990, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 2,304,602 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2007, the number of shares outstanding of the Registrant's Common Stock, no par value was 4,014,861.

Our principal offices are located at 95 Prescott Street, Worcester, Massachusetts 01605 and our telephone number is (508) 751-5432.

                                           MASS MEGAWATTS WIND POWER, INC.



                                                     CONTENTS



Part I
-------------------------------------------------------------------------------------------------------
     Item  1.                    Description of Business                                              5

     Item  2.                    Description of Property                                             12

     Item  3.                    Legal Proceedings                                                   12

     Item  4.                    Submission of Matters to a Vote of Security Holders                 12



Part II
-------------------------------------------------------------------------------------------------------

     Item  5.                    Market for the Common Equity and Related Stockholder Matters        13

     Item  6.                    Management's Discussion and Analysis or Plan of Operation           16

     Item  7.                    Financial Statements                                                20

     Item  8.                    Changes in and Disagreements with Accountants on Accounting
                                 and Financial Disclosures                                           29

     Item  8A.                   Controls and Procedures                                             29



Part III
-------------------------------------------------------------------------------------------------------
     Item  9.                    Directors, Executive Officers, Promoters and Control Persons;
                                 Compliance with Section 16(a) of the Exchange Act                   30

     Item  10.                   Executive Compensation                                              34

     Item  11.                   Security Ownership of Certain Beneficial Owners and Management and
                                 Related Stockholder Matters                                         35

     Item  12.                   Certain Relationships and Related Transactions                      36

     Item  13.                   Exhibits and Reports on Form 8-K                                    37

     Item  14.                   Principal Accountant Fees and Services                              38

     Signatures                                                                                      39

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

     MARKETS

     Wind energy experienced a 20% annual growth for the past five years with a 25% growth rate in 2006 according the American Wind Energy Association which is the industry's trade organization based in Washington, D. C. and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing. Although the green market is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

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

FIG. 1
Fuel Source         Cost/kWh      Market Share
--------------   --------------  -------------
Coal                        4.0           50.0%
Nuclear                    15.0           20.0%
Natural Gas                 6.5           10.0%
Petroleum                   8.0            3.0%
Hydroelectric               4.5 *         12.0%
Wind (pre MAT)              4.5 **        0.25%
Solar                      10.0            0.5%
Diesel               7.0 - 40.0 ***        0.5%
Biomass                     8.0            0.5%

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

     FOREIGN SALES AND EXPORTS

     Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal year ending April 30, 2007 or 2006.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2006 and 2005 amounted to $17,801 and $156,956, respectively. All of these costs are borne by the Company.

ITEM  2.     DESCRIPTION OF PROPERTY

Mass Megawatts Wind Power, Inc. does not own any properties. The Company's administrative offices are on Prescott Street in Worcester, Massachusetts. A wind tunnel facility was built by Mass Megawatts Wind Power, Inc. on property leased at the same location on Prescott Street in Worcester, Massachusetts. In some examples of activities at the wind tunnel facility, we test new blades and other components for structural issues. We also collect data for power output of different blade configurations and certain method of increasing wind velocity into the blades. In Charlton, Massachusetts, a field test facility is located on top of a hill where Mass Megawatts has developed a prototype to verify the structural and mechanical durability of the product. The latest prototype, located in Blandford, Massachusetts is a pre commercial prototype designed for choosing the system for commercial production.


ITEM  3.     LEGAL  PROCEEDINGS

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the year ended April 30, 2007.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB" or "MMGW." The following table sets forth, for the fiscal years ended April 30, 2007 and April 30, 2006, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                      2007
                HIGH         LOW
First Quarter   $1.74      $1.11
Second Quarter   1.40        .80
Third Quarter    1.20        .57
Fourth Quarter    .84        .59

                      2006
                HIGH         LOW
First Quarter   $2.20      $1.35
Second Quarter   3.00       1.35
Third Quarter    2.50       0.51
Fourth Quarter   2.90       1.11


During the year ended April 30, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2007, the Company issued the following shares of stock:

                                                            Shares    Amount
                                                            -------  --------
-------
Common stock for services at $.80 per share (May 2006)          937  $     750
prototype development
Common stock for services at $.80 per share (May 2006)        2,910  $   2,238
prototype development
Common stock for services at $.80 per share (May 2006)        2,046  $   1,637
prototype development
Common stock for cash at $.80 per share (May 2006)            3,750  $   3,000
Common stock for cash at $.80 per share (May 2006)            4,063  $   3,250
Common stock for cash at $1.10 per share (May 2006)           9,090  $   9,999
Common stock for cash at $1.10 per share (May 2006)           1,000  $   1,100
Common stock for cash at $1.10 per share (May 2006)           2,954  $   3,249
Common stock for cash at $.80 per share (May 2006)            7,000  $   5,600
Common stock for services at $.80 per share (June 2006)         360  $     288
prototype development
Common stock for services at $.80 per share (June 2006)      10,000  $   8,000
prototype development
Common stock for services at $.80 per share (June 2006)       5,000  $   4,000
prototype development
Common stock for cash at $.80 per share (June 2006)           2,500  $   2,000
Common stock for cash at $.80 per share (June 2006)           2,000  $   1,600
Common stock for cash at $.80 per share (June 2006)          25,000  $  20,000

Common stock for services at $.80 per share (July 2006)         1,400  $ 1,120
prototype development
Common stock for services at $.80 per share (July 2006)         4,415  $ 3,532
prototype development
Common stock for services at $.80 per share (July 2006)         8,000  $ 6,400
prototype development
Common stock for cash at $.80 per share (July 2006)             6,000  $ 4,800
Common stock for cash at $.80 per share (July 2006)            11,500  $ 9,200
Common stock for cash at $.80 per share (August, 2006)          2,000  $ 1,600
Common stock for cash at $.80 per share (September, 2006)      18,750  $ 5,000
Common stock for cash at $.80 per share (September, 2006)      10,000  $ 8,000
Common stock for cash at $.80 per share (August, 2006)          2,000  $ 1,600
Common stock for services at $.80 per share (October 2006)
prototype development                                             525  $   420
Common stock for services at $.80 per share (October 2006)
prototype development                                           3,750  $ 3,000
Common stock for services at $2.00 per share (October 2006)    37,500  $30,000
prototype development
Common stock for cash at $.80 per share (October 2006)          1,900  $ 1,520
Common stock for cash at $.80 per share (October 2006)          6,250  $ 5,000
Common stock for cash at $.64 per share (October 2006)         62,500  $40,000
Common stock for cash at $.64 per share (December 2006)         5,000  $ 3,200
Common stock for services at $.40 per share (January, 2007)     5,000  $ 2,000
prototype development
Common stock for cash at $.40 per share (January 2007)         25,000  $10,000
Common stock for cash at $.38 per share (January 2007)         20,000  $ 7,610
Common stock for services at $.82 per share (February, 2007    50,000  $41,000
Prototype development
Common stock for cash at $.40 per share (February, 2007)        2,500  $ 1,000
Common stock for cash at $.40 per share (February, 2007)      100,000  $40,000
Common stock for cash at $.40 per share (February, 2007)       12,500  $ 5,000
Common stock for services at $.73 per share (March, 2007)       1,875  $ 1,369
prototype development
Common stock for services at $.73 per share (March, 2007)       5,000  $ 3,650
Common stock for cash at $.30 per share (March 2007)           30,000  $ 9,000
Common stock for cash at $.30 per share (March 2007)           45,000  $13,500


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

As of April 30, 2007 there were approximately 295 shareholders of Common Stock. As of April 30, 2007, there were 4,014,301 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following April 30, 2007. The Company expects to generate sales in fiscal 2007 and expects to be able to fund its operations for an additional 12 months. Without future sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2007 and the period May 27, 1997 (date of inception) to April 30, 2007. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has nine years of operating results, with no revenues from operations. Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

EMPLOYEES

As of April 30, 2007, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended April 30, 2007, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities are planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provide a five percent non- refundable deposit on each block of electricity reserved for future purchases. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Another marketing resource for the Company's product is Electricity Choice, which helps negotiate consumer electric sales. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically calculated as a percentage of power sales.

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

ITEM 7.     FINANCIAL STATEMENTS

                         Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                     Years Ended April 30, 2007 and 2006 and
            Period May 27, 1997 (Date of Inception) to April 30, 2007



                                    CONTENTS
                                    --------


Financial Statements:
Report of Independent Registered Public Accounting Firm . . . . 21

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 22
  Statements of Operations. . . . . . . . . . . . . . . . . . . 23
  Statements of Changes in Stockholders' Deficit. . . . . . . . 24
  Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 25
  Notes to Financial Statements . . . . . . . . . . . . . . . . 26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  Mass Megawatts Wind Power, Inc.
  (A Development Stage Company)
  Shrewsbury, Massachusetts

We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (A Development Stage Company), as of April 30, 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended April 30, 2007 and 2006 and the period from May 27, 1997 (Inception) through April 30, 2007. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 26, 2007



                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                              As of April 30, 2007


ASSETS
Current assets:
  Cash                                                       $    16,108
  Prepaid expenses                                                 2,663
                                                             ------------
Total current assets                                              18,771
                                                             ------------

Fixed assets, net                                                  9,638
Other assets                                                       9,294
                                                             ------------

Total assets                                                 $    37,703
                                                             ============



LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities                   $    42,701
  Credit cards payable                                            83,198
  Due to stockholder                                              41,942
                                                             ------------
Total current liabilities                                        167,841
                                                             ------------


Stockholders' deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    4,014,861 shares issued and outstanding                    3,481,573
  Deficit accumulated during the development stage            (3,611,711)
                                                             ------------
Total stockholders' deficit                                     (130,138)
                                                             ------------

Total liabilities and stockholders' deficit                  $    37,703
                                                             ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                            Statements of Operations


                                                                        May 27,
                                                                       1997 (Date
                                                                     of Inception)
                                            Years Ended April 30,     to April 30,
                                             2007          2006           2007
                                         -------------  -----------  --------------
Operating Costs and Expenses:
  General and administrative             $    307,951   $  291,119   $   3,546,008
  Depreciation                                  1,974        3,237          21,174
                                         -------------  -----------  --------------
    Total operating costs and expenses        309,925      294,356       3,567,182
                                         -------------  -----------  --------------

Other expense (income):
  Interest expense                             18,084       22,241          48,406
  Interest income                                 (55)         (32)         (3,877)
                                         -------------  -----------  --------------
    Total other expense                        18,029       22,209          44,529
                                         -------------  -----------  --------------
Net loss                                 $   (327,954)  $ (316,565)  $  (3,611,711)
                                         =============  ===========  ==============


Net loss per share                       $      (0.09)  $    (0.10)
                                         =============  ===========

Weighted average number of
  common shares                             3,695,098    3,193,752
                                           ===========  ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                             Mass Megawatts Wind Power, Inc.
                                              (A Development Stage Company)
                                      Statement of Changes in Stockholders' Deficit
                            For the Period May 27, 1997 (Date of Inception) to April 30, 2007


                                                                                              Deficit
                                                                                            Accumulated
                                                                         Common Stock          During
                                                                    ---------------------   Development
                                                                     Shares      Amount        Stage         Total
                                                                    ---------  ----------  -------------  ------------
Balances, May 27, 1997                                                      -  $        -  $          -   $         -

Shares issued for materials
  and services                                                        470,190   1,022,148             -     1,022,148
Shares issued for cash                                                932,522   1,742,608             -     1,742,608
Shares issued for to pay off
  accounts payable                                                  1,811,384      40,741             -        40,741
Shares issued to purchase
  fixed assets                                                          7,600      17,100             -        17,100
Imputed interest                                                            -       6,194             -         6,194
Net loss                                                                    -           -    (2,967,192)   (2,967,192)
                                                                    ---------  ----------  -------------  ------------
Balances, April 30, 2005                                            3,221,696   2,828,791    (2,967,192)     (138,401)

Shares issued for cash                                                176,346     167,658             -       167,658
Shares issued for services                                             61,844      97,307             -        97,307
Imputed interest                                                            -      13,567             -        13,567
Net loss                                                                    -           -      (316,565)     (316,565)
                                                                    ---------  ----------  -------------  ------------
Balances, April 30, 2006                                            3,459,886   3,107,323    (3,283,757)     (176,434)

Shares issued for cash                                                396,257     216,621             -       216,621
Shares issued for services                                            158,718     152,720             -       152,720
Imputed interest                                                            -       4,909             -         4,909
Net loss                                                                                       (327,954)     (327,954)
                                                                    ---------  ----------  -------------  ------------
Balances, April 30, 2007                                            4,014,861  $3,481,573  $ (3,611,711)  $  (130,138)
                                                                    =========  ==========  =============  ============


                                 See accompanying summary of accounting policies
                                          and notes to financial statements.

                                    Mass Megawatts Wind Power, Inc.
                                     (A Development Stage Company)
                                        Statements of Cash Flows


                                                                                   May 27,
                                                                                  1997 (Date
                                                                                of Inception)
                                                       Years Ended April 30,    to April 30,
                                                        2007          2006           2007
                                                    -------------  -----------  --------------
OPERATING ACTIVITIES
  Net loss                                          $   (327,954)  $ (316,565)  $  (3,611,711)

  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Shares issued for services                           152,720       97,307       1,272,175
    Depreciation                                           1,974        3,237          21,174
    Interest imputed on stockholder advances               4,909       13,567          24,670
  Change in:
    Prepaid expenses                                      (8,382)       2,709         (11,957)
    Accounts payable and accrued liabilities             (11,299)      72,368         135,440
    Customer deposit                                      11,200       20,000          31,200
                                                    -------------  -----------  --------------
  Net cash used in operating activities                 (176,832)    (107,377)     (2,139,009)
                                                    -------------  -----------  --------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                (2,018)      (4,334)        (13,712)
                                                    -------------  -----------  --------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 216,621      167,658       2,126,887
  Borrowings on related party debt                        21,125       77,577         464,396
  Payments on related party debt                         (59,300)    (120,339)       (422,454)
                                                    -------------  -----------  --------------
  Net cash provided by financing activities              178,446      124,896       2,168,829
                                                    -------------  -----------  --------------

NET INCREASE (DECREASE) IN CASH                             (404)      13,185          16,108

CASH AT BEGINNING OF PERIOD                               16,512        3,327               -
                                                    -------------  -----------  --------------

CASH AT END OF PERIOD                               $     16,108   $   16,512   $      16,108
                                                    =============  ===========  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                       $     13,175   $    8,886   $      23,947
Income tax paid                                                -            -               -


NON-CASH TRANSACTIONS:
Common stock issued for accounts payable            $          -   $        -   $      40,741
Common stock issued to purchase fixed assets                   -            -          17,100


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

Reclassifications
-----------------
Certain amounts in fiscal 2007 and the cumulative financial statements have been reclassified to conform to the fiscal 2007 financial statement presentation.

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

During the years ended April 30, 2007 and 2006 Mass Megawatts did not grant any option to its employees.

Recently Issued Accounting Pronouncements
-----------------------------------------
Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $3,611,711 at April 30, 2007. In addition, at April 30, 2007, Mass Megawatts had negative working capital of approximately $149,070. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to stockholder balance of $41,942 at April 30, 2007, represents funds advanced to Mass Megawatts by the majority stockholder to assist Mass Megawatts with its financial obligations and to fund the operations. These advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2007.

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


NOTE 4 - COMMON STOCK

From inception (May 27, 1997) through April 30, 2005:

- Mass Megawatts issued 470,190 shares of common stock to consultants for their services and vendors for the material purchased. These shares were valued and recorded at fair value of $1,022,148.

- Mass Megawatts sold 932,522 shares of common stock for cash of $1,742,608.

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

During the year ended April 30, 2007

- Mass Megawatts sold 396,257 shares of common stock for cash of $216,621.

 - Mass Megawatts issued 158,718 shares of common stock to consultants for their services. These shares were recorded at fair value of $152,720.


NOTE 5 - INCOME TAXES

Mass Megawatts uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, Mass Megawatts incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,222,413 at April 30, 2007, and will expire in the years 2017 through 2027.

At April 30, 2007, deferred tax assets consisted of the following:

          Deferred tax assets
            Net operating losses       $     755,621
            Less: valuation allowance       (755,621)
                                        -------------
          Net deferred tax asset       $           -
                                       ==============


NOTE 6 - CUSTOMER DEPOSITS

During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a purchase agreement on sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts for $50,000. Construction was re-scheduled to begin later in fiscal 2008. In 2007, Mass Megawatts received an additional $29,000 from a third party for the purchase of materials that were never delivered. As partial repayment of the deposit, Mass Megawatts issued shares of common stock valued at $5,500 on the date of issuance and cash of $12,300.


NOTE 7 - COMMITMENT

Mass Megawatts leases its office space and a warehouse unit on a month-to-month basis. Total rent expense for the years ended April 30, 2007 and 2006 and the period May 27, 1997 (date of inception) to April 30, 2006 were $10,500, $7,753, and $83,595, respectively.


NOTE 8 - FIXED ASSETS

Fixed assets as of April 30, 2007 consists of the following:

     Vehicles                        $ 14,625
     Equipment                       $ 16,187
                                     ---------
       Total                         $ 30,812
     Less: accumulated depreciation   (21,174)
                                     ---------
     Fixed assets, net               $  9,638
                                     =========

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

     None

2.   Changes in Registrant's Certifying Accountants.

     None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
------------------------------------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2007. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company's internal control over financial reporting during the year ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER:

     Chairman, Chief Executive Officer and Chief Financial Officer

     Jonathan Ricker 95 Prescott Street, Worcester, MA Age: 46
     Term as officer: 1997 - current;
     Term expiration: Term is continuous until an action by the majority shareholders.

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

CONSULTANTS:

     Michael A. Cook, Age: 49
     Project Finance Manager

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

     Thomas Andrellos, Age: 40
     Director of Business Planning

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

     Thomas M. Dill, Age: 45
     Director of Corporate Services

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

     F. Adrian Price, Age: 62
     Principal mechanical engineer

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

                              2007        2006         2005
     JONATHAN RICKER     $ 10,000        $-0-       $44,500

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 30, 2007 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 4,014,861 shares issued and outstanding as of April 30, 2007.



Name and Address                  Amount and nature of  Percent of Class
Of Beneficial Owner                 Beneficial Owner
Jonathan Ricker
95 Prescott Street
Worchester, MA 01605                         1,709,836                43%

Allison Gray
95 Prescott Street
Worchester, MA 01605                               200                 *

Jodi A. Vizzo
95 Prescott Street
Worchester, MA 01605                               223                 *

Common Stock
  All officers and directors as              1,710,259               453%
  a group (3 persons)

Thomas Weisz                                   354,950               8.8%
20201 E. Country Club Dr.
Aventura, FL  33180

Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2007, to assist with its financial obligations. These advances, in the amount of $41,942 at April 30, 2007, are non-interest bearing, unsecured and due on demand.

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

     A)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2007:


     On July 11,2006, reporting a Regulation FD Disclosure relating to the the results of operations and financial condition for the fiscal year ended April 30,2006 On July 20,2006, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2006 On August 14,2006 reporting a Regulation FD Disclosure relaed to the CEO's Form 5 filing On September 19,2006, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31,2006 On December 11,2006 reporting a press release on the results of operations and financial condition for the three months ended October 31,2006 On December 14,2006, reporting the second quarter financial results On March 13,2007, reporting the unregistered sale of securities On March 19,2007, reporting a press release related to the results of operations and financial condition


     B)   Exhibits -

31                 Certification of the Chief Financial Officer
                   Dated July 30, 2007

32                 Certification Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section
                   906 of the Sarbaenes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit  Fees
-----------
During fiscal 2007, we were billed by our auditors, Malone & Bailey, PC, approximately $23,200 for audit and review fees associated with our 10-KSB and 10-QSB filings.

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


Dated:    July 30, 2007                 By:  /s/ Jonathan Ricker
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



Dated:    July 30, 2007                 By:  /s/ Jonathan Ricker
        --------------                     ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Dated:    July 30, 2007                 By:  /s/ Allison Gray
        --------------                     ---------------------------------
                                           Allison Gray
                                           Director


Dated:    July 30, 2007                 By:  /s/ Jodi A. Vizzo
        --------------                     ---------------------------------
                                           Jodi A. Vizzo
                                           Director