Form 10QSB
period 2007-07-31
MASS MEGAWATTS WIND POWER INC
filed 2007-09-19
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended July 31, 2007

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

There were 4,282,446 shares of the Registrant's no par value common stock outstanding as of July 31, 2007

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


                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

          Three Months Ended July 31, 2007 and 2006 (Unaudited) and the Period May 27, 1997 (Date of Inception) to July 31, 2007 (Unaudited)




                                    CONTENTS


Financial  Statements:

  Balance Sheet as of July 31, 2007 (Unaudited)
  Statements of Operations for the Three Months Ended
    July 31, 2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2007 (Unaudited)
  Statements of Cash Flows for the Three Months Ended July 31,
    2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2007 (Unaudited)
  Notes to Financial Statements

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                            July 31, 2007 (Unaudited)

ASSETS
Current assets:
  Cash                                                      $    28,600
  Prepaid Expenses                                                1,327
                                                            ------------
Total current assets                                             29,927

Fixed Assets, net of accumulated depreciation of $21,676          9,136
Other assets                                                        540
                                                            ------------

 Total assets                                               $    39,603
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
  Accounts  payable and accrued liabilities                 $    31,529
  Credit cards payable                                           82,700
  Due to stockholder                                             47,942
                                                            ------------
Total  current  liabilities                                     162,171

Stockholders'  deficit:
  Common stock; no par value; 5,000,000 shares authorized;
    4,282,446  shares  issued  and  outstanding               3,547,496
  Deficit  accumulated  during  development  stage           (3,670,064)
                                                            ------------
Total  stockholders' deficit                                   (122,568)
                                                            ------------

Total liabilities and stockholders' deficit                 $    39,603
                                                            ============

                                Mass Megawatts Wind Power, Inc.
                               (A Development Stage Enterprise)
                             Statements of Operations (Unaudited)

                                                                          May 27, 1997
                                              Three Months Ended      (Date of Inception)
                                                   July 31,                to July 31
                                              2007         2006              2007
                                         ------------  -------------  ------------------

Revenues                                 $    15,728   $          -   $          15,728
Cost of Goods Sold                            14,521              -              14,521
                                         ------------  -------------  ------------------
Gross Profit                                   1,207              -               1,207

Operating Expenses:
  General and
    administrative                            54,274         65,845           3,600,282
  Depreciation                                   502            502              21,676
                                         ------------  -------------  ------------------
    Total operating costs                     54,776         66,347           3,621,958
                                         ------------  -------------  ------------------
Loss from operations                         (53,569)        66,347          (3,620,751)
                                         ------------  -------------  ------------------
Other Expenses (Income)
  Interest expense                             4,790          4,911              53,196
  Interest (income)                               (6)           (10)             (3,883)
                                         ------------  -------------  ------------------
Total other expense                            4,784          4,901              49,313

                                         ------------  -------------  ------------------
Net loss                                 $   (58,353)  $    (71,248)  $     (3,670,064)
                                         ============  =============  ==================

Net loss per share                       $      (.01)  $       (.02)

Weighted average number
  of common shares                         4,098,146      3,506,156

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                      Statements of Cash Flows (Unaudited)


                                                                             May  27,
                                                    Three Months Ended    1997 (Date of
                                                          July 31,        Inception) to
                                                  ----------------------     July 31,
                                                     2007        2006         2007
                                                  ----------  ----------  -------------
OPERATING ACTIVITIES
  Net loss                                         $(58,353)  $ (71,248)  $ (3,670,064)
                                                  ----------  ----------  -------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Shares issued for services                      8,355      28,054      1,280,530
      Depreciation                                      502         502         21,676
      Interest imputed on stockholder advances          911       1,480         25,581
      Changes in:
        Accounts payable and accrued liabilities    (11,670)     (7,803)       123,770
        Customer deposits                                 -           -         31,200
        Prepaid expenses and other current assets    10,090         437         (1,867)
                                                  ----------  ----------  -------------
  Total adjustments                                   8,188      22,670      1,480,890
                                                  ----------  ----------  -------------
  Net cash used by operating activities             (50,165)    (48,578)    (2,189,174)
                                                  ----------  ----------  -------------

INVESTING ACTIVITIES
  Purchase of equipment                                   -      (2,018)       (13,712)
                                                  ----------  ----------  -------------
  Net cash used by investing activities                   -      (2,018)       (13,712)
                                                  ----------  ----------  -------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock             56,657      63,799      2,183,544
  Borrowings on related party debt                    6,000       9,558        470,396
  Payments on related party debt                          -     (15,104)      (422,454)
                                                  ----------  ----------  -------------
  Net cash provided by financing activities          62,657      58,253      2,231,486
                                                  ----------  ----------  -------------

NET INCREASE IN CASH                                 12,492       7,657         28,600

CASH AT BEGINNING OF PERIOD                          16,108      16,512              -
                                                  ----------  ----------  -------------

CASH AT END OF PERIOD                             $  28,600   $  24,169    $    28,600
                                                  ==========  ==========  =============

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)
                         Notes to Financial Statements
                                  (unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt's Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to April 30, 2007, as reported in the Form 10-KSB, have been omitted.

     NOTE 2 - REVENUE RECOGNITION AND COST OF REVENUES

     Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

     NOTE 3 - COMMON STOCK

     During  the  quarter  ended  July  31,  2007:

     - Mass Megawatts issued 12,063 shares of common stock to consultants for their services. The shares were recorded at fair value of $8,355.

     -  Mass Megawatts sold 255,522 shares of common stock for cash of $56,657.

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

The Company has had minimal revenues related to the sale of wind power equipment since its inception, but raised funds recently. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $300,000. The Company has dedicated approximately $200,000 of this money to be used to develop a prototype to be utilized for manufacturing. The Company also anticipates that approximately $40,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following July 31, 2007. Although no assurance can be given, the Company has begun to market its new wind system for initial sales and in July of 2007 made it's first product sale. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three months ended July 31, 2007 and the period May 27, 1999 (date of inception) to July 31, 2007. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has only seven years of operating results, with minimal revenue from operations, and much uncertainty exists about the Company's future as a result of the lack of operating revenues for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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


EMPLOYEES

As of July 31, 2007, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended July 31, 2007, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


STRATEGY  AND  MARKETING

In the long term, the Company plans the simplest method of market penetration It is selling directly to the electric utilities. The Company plans to avoid difficulties of evaluating wind resources, obtaining sites, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. We have identified large users of electric power in high wind locations. Also, Mass Megawatts had meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages.(Details may be found on our website under "New Developments -- Tax Package".) Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.


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

Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

The Company generates it sales of equipment to a private power plant producer and records the sale when the product is shipped. At this stage the cost of goods sold is the direct cost of inventory used in the project.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Mass Megawatts Wind Power does not expect the adoption of recently issued accounting Pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


Item  3.  Controls  and  Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 200. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission
("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There has been no change in the Company's internal control over financial reporting during the three months ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended July 31, 2007, the Company issued the following shares of stock:

                                                            Shares    Amount
                                                            -------  --------
Common stock for cash at $0.30 per share (May 2007)          40,522  $ 12,157
Common stock for cash at $0.30 per share (July 2007)         15,000  $  4,500
Common stock for cash at $0.20 per share (July 2007)        200,000  $ 40,000
Common stock for services at $0.73 per share (May 2007)       8,103  $  5,915
Common stock for services at $0.65 per share (July 2007)      3,000  $  1,950
Common stock for services at $0.51 per share (July 2007)        960  $    490

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2007, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2007, the Company did not submit any matters to a vote of security holders.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on July 30, 2007, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2007.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   9/19/07                       By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   9/19/07                       By:  /s/ Allison Gray
        --------------                     -------------------------------------
                                           Allison Gray
                                           Director



Dated:   9/19/07                       By:  /s/ Jodi A. Vizzo
        --------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director