Form 10QSB
period 2007-10-31
MASS MEGAWATTS WIND POWER INC
filed 2007-12-17
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 31, 2007

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

There were 4,519,289 shares of the Registrant's no par value common stock outstanding as of October 31, 2007

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


                                    CONTENTS


Financial  Statements:

  Balance Sheet as of October 31, 2007 (Unaudited)
  Statements of Operations for the Three and Six Months Ended
    October 31, 2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2007 (Unaudited)
  Statements of Cash Flows for the Six Months Ended October 31,
    2007 and 2006 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2007 (Unaudited)
  Notes to Financial Statements

                                            Mass Megawatts Wind Power, Inc.
                                            (A Development Stage Enterprise)
                                                     Balance Sheet
                                          October 31, 2007 and April 30, 2007


                                                                                    October 31, 2007    April 30, 2007
                                                                                      (Unaudited)
ASSETS
Current assets:
    Cash                                                                           $          12,351   $        16,108
    Accounts receivable                                                                       11,280                 -
    Prepaid expenses                                                                             291             2,663
                                                                                   ------------------------------------
Total current assets                                                               $          23,922   $        18,771
                                                                                   ------------------------------------

Fixed assets, net of accumulated depreciation of $22,178 and $21,174 respectively              8,634             9,638
Other assets                                                                                     565             9,294
Total assets                                                                       $          33,121   $        37,703


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities                                       $          30,139   $        42,701
    Credit cards payable                                                                      79,894            83,198
    Due to stockholder                                                                        47,942            41,942
                                                                                   ------------------------------------
Total current liabilities                                                          $         157,973   $       167,841
                                                                                   ------------------------------------

Stockholders' deficit:
    Common stock; no par value; 5,000,000 shares authorized;
      4,519,289 and 4,014,861 shares issued and outstanding, respectively                  3,593,689         3,481,573
    Deficit accumulated during development stage                                          (3,718,543)       (3,611,711)
Total stockholders' deficit                                                                 (124,854)         (130,138)

Total liabilities and stockholders' deficit                                        $          33,121   $        37,703

                                      Mass Megawatts Wind Power, Inc.
                                     (A Development Stage Enterprise)

                                   Statements of Operations (Unaudited)


                                                                                             May 27, 1997
                                                                                               (Date of
                                  Three Months Ended               Six Months Ended           Inception)
                                      October 31,                     October 31,           to October 31,
                                 2007            2006            2007            2006            2007
                            ------------------------------  ------------------------------  --------------
Revenues                    $      11,280   $           -   $      27,008   $           -   $      27,008
Cost of Goods Sold                  9,421               -          23,942               -          23,942
                            ------------------------------  ------------------------------  --------------
Gross Profit                        1,859               -           3,066               -           3,066
                            ------------------------------  ------------------------------  --------------
Operating Expenses:
  General and
    administrative                 45,215          71,778          99,487         137,624       3,645,495
  Depreciation                        502             502            1004           1,004          22,178
                            ------------------------------  ------------------------------  --------------
    Total operating costs          45,717          72,280         100,491         138,628       3,667,673
                            ------------------------------  ------------------------------  --------------

Other Expenses (Income)
  Interest expense                  4,640           4,785           9,430           9,694          57,836
  Interest (income)                   (18)            (13)            (24)            (24)         (3,901)
                            ------------------------------  ------------------------------  --------------
Net loss                    $     (48,480)  $     (77,052)  $    (106,831)  $    (148,298)  $  (3,718,542)
                            ==============================  ==============================  ==============

Net loss per share                  (0.02)          (0.02)          (0.03)          (0.04)

Weighted average number
  of common shares              4,282,446       3,586,342       4,181,219       3,546,341

                                 Mass Megawatts Wind Power, Inc.
                                 (A Development Stage Enterprise)

                               Statements of Cash Flows (Unaudited)


                                                                                    May 27, 1997
                                                                                     (Date of
                                                          Six Months Ended          Inception)
                                                             October 31,          to October 31,
                                                        2007            2006            2007
                                                   ------------------------------  --------------
OPERATING ACTIVITIES:
  Net loss                                         $    (106,832)  $    (148,298)  $  (3,718,543)
                                                   --------------  --------------  --------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services                8,354          61,474       1,280,529
      Depreciation                                         1,004           1,004          22,178
      Interest imputed on stockholder advances             1,855           2,954          26,525
      Increase (decrease) in:
        Accounts receivable                              (11,280)              -         (11,280)
        Prepaid expenses and other current assets         11,101             874            (856)
        Accounts payable and accrued liabilities         (15,866)         (3,524)        119,574
        Customer deposits                                      -          29,000          31,200
                                                   --------------  --------------  --------------
Total adjustments                                         (4,832)         91,782       1,467,869
                                                   --------------  --------------  --------------
Net cash used by operating activities                   (111,664)        (56,516)     (2,250,673)
                                                   --------------  --------------  --------------

INVESTING ACTIVITIES:
  Purchase of equipment                                        -          (2,018)        (13,712)
                                                   --------------  --------------  --------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 101,907         134,919       2,228,794
  Borrowings of related party debt                         6,000          19,225         470,396
  Payments on related party debt                               -         (33,687)       (422,454)
                                                   --------------  --------------  --------------
Net cash provided by financing activities                107,907         120,457       2,276,736
                                                   --------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH                           (3,757)         61,923          12,351
CASH AT BEGINNING OF PERIOD                               16,108          16,512               -
                                                   --------------  --------------  --------------
CASH AT END OF PERIOD                              $      12,351   $      78,435   $      12,351
                                                   ==============  ==============  ==============

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

NOTE  2  -  REVENUE  RECOGNITION  AND  COST  OF  REVENUES

The Company recognizes a sale when the product has been shipped to its Customer. The cost of goods sold includes the cost of inventory used in the specific unit.


NOTE  3  -  COMMON  STOCK


During  the  six  months  ended  October  31,  2007:

- Mass Megawatts issued 12,063 shares of common stock to consultants for their services. The shares were recorded at fair value of $8,355.

-  Mass  Megawatts  sold  492,365  shares  of common stock for cash of $101,907.

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

The Company believes that it will have sufficient funds to fund its operations for a minimum of 12 months following October 31, 2007. Although no assurance can be given, the Company has begun to market its new wind system for sale and has sold its first product in the first and second fiscal quarters of 2007. The Company expects these sales to continue and with those funds expects to be able to fund its operations for an additional 12 months. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the three and six months ended October 31, 2007 and the period May 27, 1999 (date of inception) to October 31, 2007. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

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


EMPLOYEES

As of October 31, 2007, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the six month period ended October 31, 2007, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


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

Mass Megawatts recognized revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2007. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports.

There has been no change in the Company's internal control over financial reporting during the six months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None


ITEM  2.     CHANGES  IN  SECURITIES

During the six months ended October 31, 2007, the Company issued the following shares of stock:

                                                            Shares    Amount
                                                           ---------  --------
Common stock for cash at $0.30 per share (May 2007)           40,522  $ 12,157
Common stock for cash at $0.30 per share (July 2007)          15,000  $  4,500
Common stock for cash at $0.20 per share (July 2007)         200,000  $ 40,000
Common stock for cash at $0.20 per share (August 2007)        25,000  $  5,000
Common stock for cash at $0.19 per share (September 2007)    175,000  $ 33,250
Common stock for cash at $0.19 per share (September 2007)     36,843  $  7,000
Common stock for services at $0.73 per share (May 2007)        8,103  $  5,915
Common stock for services at $0.65 per share (July 2007)       3,000  $  1,950
Common stock for services at $0.51 per share (July 2007)         960  $    490

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2007, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2007, the Company did not submit any matters to a vote of security holders.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on September,19 2007, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2007.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                       MASS MEGAWATTS WIND POWER, INC.


Dated:   12/17/07                      By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer


Dated:   12/17/07                      By:  /s/ Allison Gray
        --------------                     -------------------------------------
                                           Allison Gray
                                           Director


Dated:   12/17/07                      By:  /s/ Jodi A. Vizzo
        --------------                     -------------------------------------
                                           Jodi A. Vizzo
                                           Director