Form 10QSB
period 2008-01-31
MASS MEGAWATTS WIND POWER INC
filed 2008-03-17
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

   THERE WERE 4,746,789 SHARES OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK
                       OUTSTANDING AS OF JANUARY 31, 2008

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


                                    CONTENTS


FINANCIAL  STATEMENTS:

  BALANCE SHEETS AS OF JANUARY 31, 2008 AND APRIL 30, 2007 (UNAUDITED) STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
    JANUARY 31, 2008 AND 2007 (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF INCEPTION) TO JANUARY 31, 2008 (UNAUDITED)
  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31,
    2008 AND 2007 (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF INCEPTION) TO JANUARY 31, 2008 (UNAUDITED)
  NOTES TO FINANCIAL STATEMENTS

                         MASS MEGAWATTS WIND POWER, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                       JANUARY 31, 2008 AND APRIL 30, 2007
                                   (Unaudited)


                                                     January 31,      April 30,
                                                        2008             2007
ASSETS
Current assets:
    Cash                                            $      7,219     $    16,108
    Accounts receivable                                   11,280               -
    Prepaid expenses                                           -           2,663
                                                    -------------    ------------
Total current assets                                      18,499          18,771

Fixed assets, net of accumulated depreciation of
22,681 and $21,174 respectively                            8,131           9,638
Other assets                                                 564           9,294
                                                    -------------    ------------
Total assets                                        $     27,194     $    37,703
                                                    =============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities        $     31,729     $    42,701
    Credit cards payable                                  79,475          83,198
    Due to stockholder                                    44,442          41,942
                                                    -------------    ------------
Total current liabilities                                155,646         167,841
                                                    -------------    ------------

Stockholders' deficit:
    Common stock; no par value; 5,000,000 shares
authorized; 4,746,789 and 4,014,861 shares issued
and outstanding, respectively                          3,637,600       3,481,573
    Deficit accumulated during development stage      (3,766,052)     (3,611,711)
                                                    -------------    ------------
Total stockholders' deficit                             (128,452)       (130,138)

                                                    -------------    ------------
Total liabilities and stockholders' deficit         $     27,194     $    37,703
                                                    =============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                          MASS MEGAWATTS WIND POWER, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           May 27, 1997
                                                                                             (Date of
                                Three Months Ended                Nine Months Ended          Inception)
                                                                                                to
                                   January 31,                       January 31,             January 31,
                             2008             2007               2008           2007            2008
                         -------------    -------------    --------------    -----------    ------------
Revenues                 $          -     $          -     $      27,008     $        -     $    27,008
Cost of Goods Sold                  -                -            23,942              -          23,942
                         -------------    -------------    --------------    -----------    ------------
Gross Profit                        -                -             3,066              -           3,066
                         -------------    -------------    --------------    -----------    ------------
Operating Expenses:
  General and
    administrative             42,578           49,855           142,067        187,478       3,688,075
  Depreciation                    503              504             1,507          1,508          22,681
                         -------------    -------------    --------------    -----------    ------------
Total operating
  costs                        43,081           50,359           143,574        188,986       3,710,756
                         -------------    -------------    --------------    -----------    ------------

Other Expenses (Income)
  Interest expense              4,438            4,221            13,867         13,915          62,273
  Interest (income)               (10)             (18)              (34)           (42)         (3,911)
                         -------------    -------------    --------------    -----------    ------------
Net loss                 $    (47,509)    $    (54,562)         (154,341)      (202,859)     (3,766,052)
                         =============    =============    ==============    ===========    ============

Net loss per share              (0.01)           (0.01)            (0.04)         (0.05)

Weighted average
  number
  of common shares          4,516,032        3,722,986         4,516,032      3,605,630       4,516,032


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  MASS MEGAWATTS WIND POWER, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      May 27, 1997
                                                                                       (Date of
                                                         Nine Months Ended             Inception)
                                                                                       to January
                                                             January 31,                   31,
                                                       2008               2007            2008
                                                   -------------    --------------    ------------
OPERATING ACTIVITIES:
  Net loss                                         $   (154,341)    $    (202,859)    $(3,766,052)
                                                   -------------    --------------    ------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services               8,355            80,875       1,280,530
      Depreciation                                        1,507             1,508          22,681
      Interest imputed on stockholder advances            2,765             4,057          27,435
      Increase (decrease) in:
        Accounts receivable                             (11,280)                -         (11,280)
        Prepaid expenses and other current assets        11,393           (10,254)           (564)
        Accounts payable and accrued liabilities        (14,695)              536         120,745
        Customer deposits                                     -            11,200          31,200
                                                   -------------    --------------    ------------
Total adjustments                                        (1,955)           87,922       1,470,747
                                                   -------------    --------------    ------------
Net cash used by operating activities                  (156,296)         (114,937)     (2,295,305)
                                                   -------------    --------------    ------------

INVESTING ACTIVITIES:
  Purchase of equipment                                       -            (2,066)        (13,712)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                144,907           148,120       2,271,794
  Borrowings of related party debt                        6,000                 -         470,396
  Payments on related party debt                         (3,500)          (30,117)       (425,954)
                                                   -------------    --------------    ------------
Net cash provided by financing activities               147,407           118,003       2,316,236
                                                   -------------    --------------    ------------

NET (DECREASE) INCREASE IN CASH                          (8,889)            1,000           7,219
CASH AT BEGINNING OF PERIOD                              16,108            16,512               -
                                                   -------------    --------------    ------------
CASH AT END OF PERIOD                              $      7,219     $      17,512     $     7,219
                                                   =============    ==============    ============

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

    NOTE 3 - COMMON STOCK

DURING  THE  NINE  MONTHS  ENDED  JANUARY  31,2008:

- MASS MEGAWATTS ISSUED 12,063 SHARES OF COMMON STOCK TO CONSULTANTS FOR THEIR SERVICES. THE SHARES WERE RECORDED AT FAIR VALUE OF $8,355.

-  MASS  MEGAWATTS  SOLD  719,865  SHARES  OF COMMON STOCK FOR CASH OF $144,907.

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

THE COMPANY BELIEVES THAT IT WILL HAVE SUFFICIENT FUNDS TO FUND ITS OPERATIONS FOR A MINIMUM OF 9 MONTHS FOLLOWING JANUARY 31, 2008. ALTHOUGH NO ASSURANCE CAN BE GIVEN, THE COMPANY HAS BEGUN TO MARKET ITS NEW WIND SYSTEM FOR SALE AND HAS SOLD ITS FIRST PRODUCT IN THE FIRST AND SECOND FISCAL QUARTERS OF 2007. THE COMPANY EXPECTS THESE SALES TO CONTINUE AND WITH THOSE FUNDS EXPECTS TO BE ABLE TO FUND ITS OPERATIONS FOR AN ADDITIONAL 12 MONTHS. WITHOUT ADDITIONAL SALES, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

THE COMPANY SHOWS A LOSS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 AND THE PERIOD MAY 27, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2008. THE LOSSES ARE RELATED MOSTLY TO THE PROFESSIONAL FEES AND DEVELOPMENT OF A PROTOTYPE, INCLUDING ENGINEERING WORK. OTHER COSTS INCLUDE DEVELOPMENT OF SITE LOCATIONS FOR FUTURE PROJECTS, AS WELL AS ADMINISTRATIVE EXPENSES.

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


EMPLOYEES

AS OF JANUARY 31, 2008, THE COMPANY HAD NO EMPLOYEES. JONATHAN RICKER IS AN EXECUTIVE OFFICER, AND IS NOT CONSIDERED AN EMPLOYEE. THE COMPANY DOES HIRE CONSULTANTS AND OTHER EMPLOYEES, AS NECESSARY THROUGHOUT THE YEAR. DURING THE NINE MONTH PERIOD ENDED JANUARY 31, 2008, THERE WERE NO EMPLOYEES HIRED BY THE COMPANY. MASS MEGAWATTS HAS RETAINED OTHER MEMBERS OF THE MANAGEMENT TEAM AS CONSULTANTS. MASS MEGAWATTS BELIEVES THAT THERE WILL BE NO SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. THE COMPANY DOES NOT HAVE A COLLECTIVE BARGAINING AGREEMENT AND MASS MEGAWATTS DOES NOT HAVE AN EMPLOYMENT CONTRACT WITH MR. RICKER.

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

WE BELIEVE THAT THE FOLLOWING CRITICAL POLICIES AFFECT OUR MORE SIGNIFICANT JUDGMENTS AND ESTIMATES USED IN PREPARATION OF OUR FINANCIAL STATEMENTS.

THE COMPANY GENERATES ITS SALES OF EQUIPMENT TO A PRIVATE POWER PLANT PRODUCER AND RECORDS THE SALE WHEN THE PRODUCT IS SHIPPED. AT THIS STAGE THE COST OF GOODS SOLD IS THE DIRECT COST OF INVENTORY USED IN THE PROJECT.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF OUR MANAGEMENT, INCLUDING OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER, WHICH IS THE SAME PERSON, WE CONDUCTED AN EVALUATION OF THE EFFECTIVENESS OF THE DESIGN AND OPERATIONS OF OUR DISCLOSURE CONTROLS AND PROCEDURES, AS DEFINED IN RULES 13A-15(E) AND 15D-15(E) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS OF JANUARY 31, 2008. BASED ON THIS EVALUATION, OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER CONCLUDED THAT OUR FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES WERE NOT EFFECTIVE SO AS TO TIMELY IDENTIFY, CORRECT AND DISCLOSE INFORMATION REQUIRED TO BE INCLUDED IN OUR SECURITIES AND EXCHANGE COMMISSION
("SEC") REPORTS DUE TO THE COMPANY'S LIMITED INTERNAL RESOURCES AND LACK OF ABILITY TO HAVE MULTIPLE LEVELS OF TRANSACTION REVIEW. THROUGH THE USE OF EXTERNAL CONSULTANTS AND THE AUDIT PROCESS, MANAGEMENT BELIEVES THAT THE
FINANCIAL STATEMENTS AND OTHER INFORMATION PRESENTED HEREWITH ARE MATERIALLY CORRECT.

THERE HAS BEEN NO CHANGE IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE NINE MONTHS ENDED JANUARY 31, 2008 THAT HAVE MATERIALLY AFFECTED, OR ARE REASONABLY LIKELY TO MATERIALLY AFFECT, THE COMPANY'S INTERNAL CONTROLS OVER FINANCIAL REPORTING.

CERTIFICATION  BY  EACH  DIRECTOR  AND  EXECUTIVE  OFFICER  HAS  BEEN  EXECUTED.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

NONE


ITEM  2.     CHANGES  IN  SECURITIES

DURING THE NINE MONTHS ENDED JANUARY 31, 2008, THE COMPANY ISSUED THE FOLLOWING SHARES OF STOCK:


                                                           SHARES   AMOUNT
                                                           -------  -------
COMMON STOCK FOR CASH AT $0.30 PER SHARE (MAY 2007)         40,522  $12,157
COMMON STOCK FOR CASH AT $0.30 PER SHARE (JULY 2007)        15,000  $ 4,500
COMMON STOCK FOR CASH AT $0.20 PER SHARE (JULY 2007)       200,000  $40,000
COMMON STOCK FOR CASH AT $0.20 PER SHARE (AUGUST 2007)      25,000  $ 5,000
COMMON STOCK FOR CASH AT $0.19 PER SHARE (SEPTEMBER 2007)  175,000  $33,250
COMMON STOCK FOR CASH AT $0.19 PER SHARE (SEPTEMBER 2007)   36,843  $ 7,000
COMMON STOCK FOR CASH AT $0.15 PER SHARE (NOVEMBER 2007)   100,000  $15,000
COMMON STOCK FOR CASH AT $0.19 PER SHARE (DECEMBER 2007)   100,000  $19,000
COMMON STOCK FOR CASH AT $0.30 PER SHARE (DECEMBER 2007)     5,000  $ 1,500
COMMON STOCK FOR CASH AT $0.339 PER SHARE (JANUARY 2008)    22,500  $ 7,500
COMMON STOCK FOR SERVICES AT $0.73 PER SHARE (MAY 2007)      8,103  $ 5,915
COMMON STOCK FOR SERVICES AT $0.65 PER SHARE (JULY 2007)     3,000  $ 1,950
COMMON STOCK FOR SERVICES AT $0.51 PER SHARE (JULY 2007)       960  $   490


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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

DURING THE NINE MONTH PERIOD ENDED JANUARY 31, 2008, THE COMPANY WAS NOT IN DEFAULT ON ANY OF ITS INDEBTEDNESS.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

DURING  THE  NINE  MONTH  PERIOD  ENDED  JANUARY  31,  2008, THE COMPANY DID NOT
SUBMIT  ANY  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on December 17, 2007, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2007.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED:

                                      MASS MEGAWATTS WIND POWER, INC.


DATED:   03/14/08                       BY:  /S/ JONATHAN RICKER
        --------------                     -------------------------------------
                                           CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                           CHIEF FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER


DATED:   03/14/08                      BY:  /S/ ALLISON GRAY
        --------------                     -------------------------------------
                                           ALLISON GRAY
                                           DIRECTOR


DATED:   03/14/08                       BY:  /S/ JODI A. VIZZO
        --------------                     -------------------------------------
                                           JODI A. VIZZO
                                           DIRECTOR