Form 10KSB
period 2008-04-30
MASS MEGAWATTS WIND POWER INC
filed 2008-07-30
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 2008

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

      X YES         NO
     ---         ---

As of April 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,672,164, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 2,572,560 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2008, the number of shares outstanding of the Registrant's Common Stock, no par value was 4,989,394.

Our principal offices are located at 95 Prescott Street, Worcester, Massachusetts 01605 and our telephone number is (508) 751-5432.

                                      MASS MEGAWATTS WIND POWER, INC.


                                                 CONTENTS


Part I
-------------------------------------------------------------------------------------------------------
    Item  1.                     Description of Business                                              5

    Item  2.                     Description of Property                                             12

    Item  3.                     Legal Proceedings                                                   12

    Item  4.                     Submission of Matters to a Vote of Security Holders                 12


    Part II
-------------------------------------------------------------------------------------------------------

    Item  5.                     Market for the Common Equity and Related Stockholder Matters        13

    Item  6.                     Management''s Discussion and Analysis or Plan of Operation          16

    Item  7.                     Financial Statements                                                20

    Item  8.                     Changes in and Disagreements with Accountants on Accounting
                                 and Financial Disclosures                                           29

    Item  8A.                    Controls and Procedures                                             29


Part III
-------------------------------------------------------------------------------------------------------

    Item  9.                     Directors, Executive Officers, Promoters and Control Persons;
                                 Compliance with Section 16(a) of the Exchange Act                   30

    Item  10.                    Executive Compensation                                              34

    Item  11.                    Security Ownership of Certain Beneficial Owners and Management and
                                 Related Stockholder Matters                                         35

    Item  12.                    Certain Relationships and Related Transactions                      36

    Item  13.                    Exhibits and Reports on Form 8-K                                    37

    Item  14.                    Principal Accountant Fees and Services                              38

    Signatures                                                                                       39

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

If Mass Megawatts chooses to work through power brokers, the potential exists to sell the environmental correct "green" power at a premium price being higher than conventional fuel sources. Power brokers usually receive a premium of 1.5 cents per kWh above the wholesale price paid on the open market. Therefore, 5.5 cents per kWh is a conservative green market price paid to green power brokers. The market is new and subject to uncertainty including price fluctuations.

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

                                  THE PRODUCT

The Company's product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80 feet high x 80 feet long and 40 feet wide, elevated 50 feet above ground level for improved wind velocity, and secured to footings at ground level. Each frame, house 16 shafts 4-tiered stacks, and onto each stack is mounted eight, 4 feet wide x 18 feet long blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes at locations which have an average annual wind speed of greater than 16 miles per hour. There are enough locations in the United States with 16 miles per hour average annual wind velocity to power twenty percent of the nation''s energy supply according to the United State''s Department of Energy.

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

                                    MARKETS

Wind energy experienced a 20% annual growth for the past five years according the American Wind Energy Association which is the industry''s trade organization based in Washington, D. C. and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of

Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing.

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

FIG. 1
Fuel Source        Cost/kWh     Market Share
--------------  --------------  -------------
Coal                   4.0              50.0%
Nuclear               15.0              20.0%
Natural Gas            9.0              10.0%
Petroleum              8.0               3.0%
Hydroelectric          4.5 *            12.0%
Wind (pre MAT)         4.5 **           0.25%
Solar                 10.0               0.5%
Diesel          7.0 - 40.0 ***           0.5%
Biomass                8.0               0.5%

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

                               THE GREEN INDUSTRY

In the new era of electric utility restructuring wherein consumers can choose their electricity sources, some are choosing green energy produced from clean and renewable sources such as wind or solar power. These resources are available as a commodity but the green consumer pays a premium for emission-free energy. The American Wind Energy Association in Washington, D.C. states that recent polls show that more than 5% of the general population is willing to pay more for renewable energy.

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

As previously stated, wind energy is booming and it is the fastest growing source of energy worldwide for three consecutive years according to the National Renewable Energy Laboratory in Boulder, Colorado. Energy companies such as British Petroleum, regarded for their forward thinking management, see opportunities in wind power development. Over $1.5 billion in worldwide sales of wind power plants has been achieved. The total world investment in wind power projects in 2007 is more than $8.5 billion according the American Wind Energy Association. Following are just a few of the companies involved in wind power, and they represent the largest wind turbine manufactures in the world.

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

Combined-Cycle Gas Turbines - innovations in this technology have led to lower costs, higher efficiency, and cleaner emissions.

Modern Coal Technologies - New designs, which double or triple reheat scrubber-equipped plants, increase efficiencies and decrease pollution emissions relative to typical reheat designs.

Biomass-generated electricity - Gasifying the biomass to fuel high-efficiency gas turbine systems could cost competitive with natural gas in the near term. Petroleum, photovoltaic cells and nuclear power are not a current threat to Mass Megawatts since the cost to produce electricity from these sources is higher than that of wind. Cost effective, profitable hydropower is limited to sites on swift moving water sources and with limited ability to increase market share it does not prove a major threat toward wind power.

                           FOREIGN SALES AND EXPORTS

Mass Megawatts Wind Power, Inc. had sales to Hungary in the fiscal year ending April 30, 2008 but had no operations in foreign companies or export sales in the fiscal year ending April 30, 2007.

                         RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2008 and 2007 amounted to $26,347 and $17,801, respectively. All of these costs are borne by the Company.


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

There were no matters submitted to the security holders during the year ended April 30, 2008.

                                    PART II
                                    -------

ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB"" or ""MMGW." The following table sets forth, for the fiscal years ended April 30, 2008 and April 30, 2007, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                       2008
                 HIGH        LOW
First Quarter   $ .74     $ .30
Second Quarter    .87       .43
Third Quarter     .78       .51
Fourth Quarter    .68       .35

                       2007
                 HIGH        LOW
First Quarter   $1.74       $1.11
Second Quarter   1.40       .80
Third Quarter    1.20       .57
Fourth Quarter    .84       .59

During the year ended April 30, 2008, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2008, the Company issued the following shares of stock:

                                                             Shares   Amount
                                                             -------  -------
Common stock for services at $.73 per share (May 2007)         8,103  $ 5,915
prototype development
Common stock for services at $.65 per share (July 2007)        3,000  $ 1,950
prototype development
Common stock for services at $.51 per share (July 2007)          960  $   490
prototype development
Common stock for services at $.50 per share (February 2008)   11,842  $ 5,921
prototype development
Common stock for services at $.49 per share (February 2008)   14,500  $ 7,105
prototype development
Common stock for cash at $.30 per share (May 2007)            40,522  $12,157
Common stock for cash at $.30 per share (July 2007)           15,000  $ 4,500
Common stock for cash at $.20 per share (July 2007)          200,000  $40,000
Common stock for cash at $.20 per share (August 2007)         25,000  $ 5,000
Common stock for cash at $.19 per share (September 2007)     175,000  $33,250
Common stock for cash at $.19 per share (September 2007)      36,843  $ 7,000
Common stock for cash at $.15 per share (November 2007)      100,000  $15,000
Common stock for cash at $.19 per share (December 2007)      100,000  $19,000
Common stock for cash at $.30 per share (December 2007)        5,000  $ 1,500
Common stock for cash at $.33 per share (January 2008)        22,500  $ 7,500
Common stock for cash at $.25 per share (February 2008)       60,000  $15,000


Common stock for cash at $.22 per share (February 2008)       20,000  $ 4,400
Common stock for cash at $.22 per share (February 2008)       35,000  $ 7,700
Common stock for cash at $.22 per share (February 2008)        5,000  $ 1,100
Common stock for cash at $.22 per share (February 2008)       10,000  $ 2,200
Common stock for cash at $.19 per share (February 2008)        5,263  $ 1,000
Common stock for cash at $.19 per share (February 2008)       81,000  $15,390

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

                                DIVIDEND POLICY

The Company does not anticipate that it will pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earnings in order to help finance the growing operations.

As of April 30, 2008 there were approximately 305 shareholders of Common Stock. As of April 30, 2008, there were 4,989,394 common shares issued and outstanding. The Company has 5,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 400,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $200,000. The Company has dedicated approximately $ 70,000 of this money to be used to develop a prototype to be utilized for manufacturing. The Company has also spent approximately $40,000 for the test and data analysis and approximately $60,000 for administration, working capital, marketing, and advertising.

The Company does not believe that it will have sufficient funds from operations to fund its operations for a minimum of 12 months following April 30, 2008 and is therefore dependent on financing from issuing capital stock or debt The Company expects to generate sales in fiscal 2008 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so. Without future sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2008 and the period May 27, 1999 (date of inception) to April 30, 2008 of $228,348 and $3,840,059. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has nine years of operating results, with no substantial revenues from operations. Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

Included in the marketing program, is the initial establishment of strategic alliances with companies involved with green marketing programs. During the third party verification process, Mass Megawatts plans to begin these efforts with "word of mouth" techniques at business organizations and with power brokers. As a lower priority Mass Megawatts may be involved in very limited efforts to include direct advertising to green pricing customers either through direct mail or advertising in the media in conjunction with environmental related events. On a limited budget, the Company plans to be able to determine which marketing methods are most effective by marketing in a very limited geographical area.

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

Mass Megawatts has been negotiating with Ameresco Select, Inc., as the Contractor, to provide a multi-axis turbo-system for use by the U.S. Army, as the Owner. It is anticipated that the contract will be executed as soon as there is compliance with all covenants of the contract. (An AIA A401-1997 Standard Form of Agreement).

EMPLOYEES

As of April 30, 2008, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the year ended April 30, 2008, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. is prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages. (Details may be found on our website under "New Developments -- Tax Package".) Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

Also, a groundswell 204839914across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. is prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages. (Details may be found on our website under "New Developments -- Tax Package".) Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities are planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provide a five percent non-refundable deposit on each block of electricity reserved for future purchases. Such brokers include All Energy, Green Mountain Resources, and Energy Vision. Another marketing resource for the Company''s product is Electricity Choice, which helps negotiate consumer electric sales. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically calculated as a percentage of power sales.

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

BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------
Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

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

INCOME TAXES
------------
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

RESEARCH AND DEVELOPMENT COST
-----------------------------
Research and development costs are charged to operations when incurred and are included in operating expenses.

REVENUE RECOGNITION
-------------------
Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the good is provided.

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

During the years ended April 30, 2008 and 2007 Mass Megawatts did not grant any option to its employees.

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

ITEM 7.     FINANCIAL STATEMENTS

                            CONTENTS
                            --------

Financial Statements:
Report of Independent Registered Public Accounting Firm . .  20

  Balance Sheets. . . . . . . . . . . . . . . . . . . . . .  21
  Statements of Operations. . . . . . . . . . . . . . . . .  22
  Statements of Changes in Stockholders' Deficit. . . . . .  23
  Statements of Cash Flows. . . . . . . . . . . . . . . . .  25
  Notes to Financial Statements . . . . . . . . . . . . . .  27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Shrewsbury, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (Mass Megawatts")(A Development Stage Company), as of April 30, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended April 30, 2008 and 2007 and the period from May 27, 1997 (Inception) through April 30, 2008. These financial statements are the responsibility of Mass Megawatts'Megawatts management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Mass Megawatts is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Mass Megawatts' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mass Megawatts will continue as a going concern. As discussed in Note 2 to the financial statements, Mass Megawatts has suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 28, 2008

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                                 Balance Sheets


                                                     April 30,     April 30,
                                                       2008          2007
                                                   ------------  ------------
ASSETS
Current assets:

  Cash                                             $       153   $    16,108
  Prepaid expenses                                         803         2,663
                                                   ------------  ------------

Total current assets                                       956        18,771
                                                   ------------  ------------

Fixed assets, net                                        7,629         9,638
Other assets                                               565         9,294
                                                   ------------  ------------

Total assets                                       $     9,150   $    37,703
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued
    liabilities                                    $    26,051   $    42,701

  Credit cards payable                                  82,488        83,198

  Due to stockholder                                    42,442        41,942
                                                   ------------  ------------

Total current liabilities                              150,981       167,841
                                                   ------------  ------------

Stockholders' deficit:
  Common stock; no par value; 7,000,000
    shares authorized; 4,989,394 and
    4,014,861 shares issued and outstanding,
    respectively                                     3,698,228     3,481,573
  Deficit accumulated during the
    development stage                               (3,840,059)   (3,611,711)
                                                   ------------  ------------

Total stockholders' deficit                           (141,831)     (130,138)
                                                   ------------  ------------

Total liabilities and stockholders'
  deficit                                          $     9,150   $    37,703
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                            Statements of Operations

                                                             May 27, 1997
                                                               (Date of
                                                              Inception)
                                    Years Ended April 30,    to April 30,
                                     2008         2007           2008
                                  -----------  -----------  --------------

Revenues                          $   27,008   $        -   $      27,008
Cost of goods sold                    23,942            -          23,942
                                  -----------  -----------  --------------
Gross profit                           3,066            -           3,066
                                  -----------  -----------  --------------
Operating expenses:
  General and administrative         211,473      307,951       3,757,482
  Depreciation                         2,009        1,974          23,183
                                  -----------  -----------  --------------

Total operating expenses             213,482      309,925       3,780,665
                                  -----------  -----------  --------------
Operating loss                      (210,416)    (309,925)     (3,777,599)
                                  -----------  -----------  --------------

Other expense (income):
  Interest expense                    17,991       18,084          66,397
  Interest income                        (59)         (55)         (3,937)
                                  -----------  -----------  --------------

Total other expense                   17,932       18,029          62,460
                                  -----------  -----------  --------------

Net loss                          $ (228,348)  $ (327,954)  $  (3,840,059)
                                  ===========  ===========  ==============

Net loss per share                $     (.05)  $     (.09)
                                  ===========  ===========

  Weighted average number of
    common shares                  4,664,170    3,695,098
                                  ===========  ===========

   The accompanying notes are an integral part of these financial statements

                                   Mass Megawatts Wind Power, Inc.
                                    (A Development Stage Company)
                            Statement of Changes in Stockholders' Deficit
                  For the Period May 27, 1997 (Date of Inception) to April 30, 2008


                                                                   Deficit
                                                                 Accumulated
                                                                   During
                                              Common Stock       Development
                                          Shares      Amount        Stage         Total
                                         ---------  ----------  -------------  ------------
Balances, May 27, 1997                           -  $        -  $          -   $         -

Shares issued for
  materials and services                   470,190   1,022,148             -     1,022,148
Shares issued for cash                     932,522   1,742,608             -     1,742,608
Shares issued to pay off
  accounts payable                       1,811,384      40,741             -        40,741
Shares issued to purchase
  fixed assets                               7,600      17,100             -        17,100
Imputed interest                                 -       6,194             -         6,194
Net loss                                         -           -    (2,967,192)   (2,967,192)
                                         ---------  ----------  -------------  ------------
Balances, April 30, 2005                 3,221,696   2,828,791    (2,967,192)     (138,401)

Shares issued for cash                     176,346     167,658             -       167,658
Shares issued for services                  61,844      97,307             -        97,307
Imputed interest                                 -      13,567             -        13,567
Net loss                                         -           -      (316,565)     (316,565)
                                         ---------  ----------  -------------  ------------

Balances, April 30, 2006                 3,459,886   3,107,323    (3,283,757)     (176,434)

Shares issued for cash                     396,257     216,621             -       216,621
Shares issued for services                 158,718     152,720             -       152,720
Imputed interest                                 -       4,909             -         4,909
Net loss                                         -           -      (327,954)     (327,954)
                                         ---------  ----------  -------------  ------------

Balances, April 30, 2007                 4,014,861   3,481,573    (3,611,711)     (130,138)

Shares issued for cash                     936,128     191,697             -       191,697


Shares issued for services                  38,405      21,381             -        21,381
Imputed interest                                 -       3,577             -         3,577
Net loss                                         -           -      (228,348)     (228,348)
                                         ---------  ----------  -------------  ------------

Balances, April 30, 2008                 4,989,394   3,698,228    (3,840,059)     (141,831)
                                         =========  ==========  =============  ============

              The accompanying notes are an integral part of these financial statements

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                            May 27, 1997
                                                              (Date of
                                                             Inception)
                                    Years Ended April 30,   to April 30,
                                      2008        2007          2008
                                   ----------  ----------  --------------
OPERATING ACTIVITIES

  Net loss                           $(228,348)  $(327,954)  $  (3,840,059)

  Adjustments to reconcile
    net loss to net cash used by
    operating activities:

      Shares issued for services        21,381     152,720       1,293,556

      Depreciation                       2,009       1,974          23,183
      Interest imputed on
        stockholder advances             3,577       4,909          28,248
  Change in:
    Prepaid expenses and other
      assets                          10,589      (8,382)         (1,368)
    Accounts payable and
      accrued liabilities              9,648     (11,299)        145,088

    Customer deposit                 (27,008)     11,200           4,192
                                   ----------  ----------  --------------

  Net cash used in operating
    activities                      (208,152)   (176,832)     (2,347,160)
                                   ----------  ----------  --------------

INVESTING ACTIVITIES

    Purchase of fixed assets               -      (2,018)        (13,712)
                                   ----------  ----------  --------------

FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                   191,697     216,621       2,318,583
    Borrowings on related party
      debt                             9,000      21,125         473,396
    Payments on related party
      debt                            (8,500)    (59,300)       (430,954)
                                   ----------  ----------  --------------

  Net cash provided by financing
    activities                       192,197     178,446       2,361,025
                                   ----------  ----------  --------------

NET INCREASE (DECREASE) IN CASH      (15,955)       (404)            153

CASH AT BEGINNING OF PERIOD           16,108      16,512               -
                                   ----------  ----------  --------------

CASH AT END OF PERIOD                    153   $  16,108   $         153
                                   ==========  ==========  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                      $   14,413   $  13,175
Income tax paid                             -           -

NON-CASH TRANSACTIONS:
Common stock issued for accounts
  payable                          $        -   $       -
Common stock issued to purchase
  fixed assets                              -           -


   The accompanying notes are an integral part of these financial statements

                        Mass Megawatts Wind Power, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (""Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts changed its name in January 2001 to Mass Megawatts Power, Inc. and has been in the development stage since its incorporation. Mass Megawatts changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Shrewsbury, Massachusetts.

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

BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------
Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

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

INCOME TAXES
------------
Mass Megawatts uses the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

RESEARCH AND DEVELOPMENT COST
-----------------------------
Research and development costs are charged to operations when incurred and are included in operating expenses.

REVENUE RECOGNITION
-------------------
Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the good is provided.

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

During the years ended April 30, 2008 and 2007 Mass Megawatts did not grant any option to its employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $3,840,059 at April 30, 2008. In addition, at April 30, 2008, Mass Megawatts had negative working capital of $150,025. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to stockholder balance of $42,442 and $41,942 at April 30, 2008 and 2007, respectively, represents funds advanced to Mass Megawatts by the majority stockholder to assist Mass Megawatts with its financial obligations and to fund the operations. These advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2008 and treated as a contribution to capital.

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

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. One patent was granted in the United states, Europe, Eurasia, China, and India. Additionally, patent grants were also issued in other countries.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.


NOTE 4 - FIXED ASSETS

Fixed assets as of April 30, 2008 and 2007 consist of the following:

                                                          2008           2007
                                                        --------       ---------
                        Vehicles                        $ 14,625       $ 14,625
                        Equipment                         16,187         16,187
                                                        ---------      ---------
                          Total                         $ 30,812       $ 30,812
                        Less: accumulated depreciation   (23,183)       (21,174)
                                                        ---------      ---------
                        Fixed assets, net               $  7,629        $ 9,638
                                                        =========      =========


NOTE 5 - CUSTOMER DEPOSITS

During first quarter of fiscal 2006, Mass Megawatts received $20,000 from a third party as a deposit related to a $50,000 purchase agreement on a sale of 25 kilowatts patented MAT wind power plant in the Berkshires of Western Massachusetts. Construction was re-scheduled to begin later in fiscal 2008. In 2007, Mass Megawatts received an additional $29,000 from a third party for the purchase of materials that were never delivered. As partial repayment of the deposit, Mass Megawatts issued shares of common stock valued at $5,500 on the date of issuance and cash of $12,300. During fiscal year ended April 30, 2008, $27,008 in sales was applied against the deposits.

NOTE 6 - COMMON STOCK

From inception (May 27, 1997) through April 30, 2006:

- Mass Megawatts issued 532,034 shares of common stock to consultants for their services and vendors for the material purchased. These shares were valued and recorded at fair value of $1,119,455.

- Mass Megawatts sold 1,108,868 shares of common stock for cash of $1,910,266.

- Mass Megawatts issued 1,811,384 shares of common stock to its creditors to pay off the accounts payable in the amount of $40,741. These shares were recorded at fair value.

- Mass Megawatts exchanged 7,600 shares of common stock valued at $17,100 for a vehicle and a computer.

During the year ended April 30, 2007:

- Mass Megawatts sold 396,257 shares of common stock for cash of $216,621.

- Mass Megawatts issued 158,718 shares of common stock to consultants for their services. These shares were recorded at fair value of $152,720.

During the year ended April 30, 2008:

- Mass Megawatts sold 936,128 shares of common stock for cash of $191,697.

- Mass Megawatts issued 38,405 shares of common stock to consultants for their services. These shares were recorded at fair value of $21,381.


NOTE 7 - INCOME TAXES

Mass Megawatts uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Mass Megawatts incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,419,592 at April 30, 2008, and will expire in the years 2018 through 2028.

At April 30, 2008, deferred tax assets consisted of the following:

         Deferred tax assets
           Net operating losses       $ 822,661
           Less: valuation allowance   (822,661)
                                      ----------
         Net deferred tax asset       $       -
                                      ==========


NOTE 8 - COMMITMENT

Mass Megawatts leases its office space and a warehouse unit on a month-to-month basis. Total rent expense for the years ended April 30, 2008 and 2007 were $11,583, $10,500, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On June 19, 2008, the President of the Company noticed a Special Meeting to the Stockholders to be held on July 11, 2008. The purpose of the meeting was to amend the articles of organization to increase its authorized capital stock to 7,000,000 shares of common stock, no par value per share from 5,000,000 shares of Common Stock and to ratify all actions taken previously to effect such amendment and increase. This action was taken in accordance with the requirements of Massachusetts law and the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under, including particularly Regulation 14C.


ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

     None

2.   Changes in Registrant's Certifying Accountants.

     None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and management's of internal control over
---------------------------------------------------------------------------
financial reporting.
-------------------

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, which is the same person, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the fiscal period ending April 30, 2008. Based on this evaluation, our principal executive officer and principal accounting officer concluded that, as of the end of such period, our financial disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management''s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company''s internal control over financial reporting during the year ended datelstransMonth4Day30Year2008April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company''s internal controls over financial reporting.

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

     For the past 25 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 11 years.

                    EDUCATION (DEGREES, SCHOOLS, AND DATES)

     1978  -  1982  Bentley College    Bachelor of Science, General Business
                    Waltham, MA        Associates Degree, Science of Accounting

     1974  -  1978  Worcester Academy  Liberal Arts Worcester, MA

                            CHIEF OPERATING OFFICER

     Thomas D. McBride Deerfield Circle Shrewsbury, MA01545 Age: 49 Term as officer: 1997 - current; Term expiration:
     Term is continuous until an action by the majority shareholders.

     Mr. McBride was instrumental in improving several business operations over the last 28 years. In the past four years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

                    EDUCATION (DEGREES, SCHOOLS, AND DATES)

     MBA from University of Akron in 1978 BSME from University of Missouri in
1970

CONSULTANTS:

     Michael A. Cook, Age: 51
     Project Finance Manager

     Mr. Cook has over 27 years of experience in the project finance in the energy industry including 15 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies. Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company. He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike' method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas Andrellos, Age: 42
     Director of Business Planning

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

     Thomas M. Dill, Age:  47
     Director of Corporate Services

     Mr. Dill has over 27 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. Hid project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

 F. Adrian Price, Age: 64
     Principal mechanical engineer

     Adrian has 20 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment. Since 1999, he was the Chief Mechanical Engineer for Topsfield Engineering. He also worked for Mass megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project

Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

     Mr. Price has a BS and MS from Massachusetts Institute of Technology

                                   DIRECTORS

     There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

     They are elected every year at the Company's annual meeting.

     Jodi A. Vizzo
Mrs. Vizzo is currently a Corporate Administrator for RR Corporation in Shrewsbury MA. In the past 15 years, she has coordinated income producing assets. Specifically, real estate related assets. Ms. Vizzo has extensive experience in coordinating the technical and financial aspects of fast growing business operations. 8 Tamarack Lane Shrewsbury, MA 01545 Age: 40 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

     Alison Gray
Ms. Gray is currently a Corporate Administrator for RIGR Corporation which is a real estate holding company. She is a local businesswoman located in Shrewsbury, MA. who in the past ten years operated a free lance business to improve value of real estate and business assets. 35 Westwood Road Shrewsbury, MA 01545 Age: 51 Term as officer: 1997 - current; Term expiration: Term is continuous until an action by the majority shareholders.

Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)

                                AUDIT COMMITTEE

     The Audit Committee consists of the entire Board of Directors. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by Mass Megawatts' independent auditors, and reviews and evaluates Mass Megawatts' internal control functions. The board of directors has determined that Jonathan Ricker is the audit committee "financial expert", as such term is defined under federal securities law, and is not independent. Mr. Ricker is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
(iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts. Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

                       2008     2007    2006
    JONATHAN RICKER  $39,500  $10,000  $ -0-

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 30, 2008 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 4,989,394 shares issued and outstanding as of April 30, 2008.




Name and Address                                                       Amount and nature of
Of Beneficial Owner                                                      Beneficial Owner         Percent of Class

Jonathan Ricker
95 Prescott Street
Worchester, MA 01605                                                              1,681,820              33.7%

Allison Gray
95 Prescott 204891622Street
Worchester, MA 01605                                                                    200                 *

Jodi A. Vizzo
95 Prescott Street
Worchester, MA 01605                                                                    223                 *

Common Stock
  All officers and directors as                                                   1,710,259              34.3%
    a group (3 persons)

Thomas Weisz                                                                        455,858               9.1%
20201 E. Country Club Dr.
Aventura, FL  33180

Jason Weisz                                                                         288,000               5.7%

Cede & Co                                                                         1,384,178              27.7%

    * Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2008, to assist with its financial obligations. These advances, in the amount of $42,442 at April 30, 2008, are non-interest bearing, unsecured and due on demand. Imputed interest of 8% has been recorded during the year ended April 30, 2008.

                               LICENSING  RIGHTS

     Pursuant to a Licensing Agreement effective as of June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by six applications and one patent grant for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska,

North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.      EXHIBITS AND REPORTS ON FORM 8-K

     A)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2008:

On July 30,2007, reporting a Regulation FD Disclosure relating to the results of operations and financial condition for the fiscal year ended April 30,2007
On August 6,2007, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2007
On September 19,2007, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31,2007
On December 17,2007 reporting a press release on the results of operations and financial condition for the three months ended October 31,2007
On March 17,2008 reporting a press release on the results of operations and financial condition for the three months ended January 31,2008
On April 7,2008, reporting a notice of special meeting to amend articles of incorporation to increase authorized stock


     B)   Exhibits -

31                Certification of the Chief Financial Officer
                  Dated July 29, 2008

32                Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT  FEES
-----------
During fiscal 2008, we were billed by our auditors, Malone & Bailey, PC, approximately $17,450 for audit and review fees associated with our 10-KSB and 10-QSB filings.

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

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                        MASS MEGAWATTS WIND POWER, INC.


Dated:     July 29, 2008                    By:  /s/ Jonathan Ricker
          ---------------                  ---------------------------------
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

Dated:     July 29, 2008                    By:  /s/ Jonathan Ricker
          --------------                   ---------------------------------
                                           Jonathan Ricker
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Dated:     July 29, 2008                    By:  /s/ Allison Gray
          --------------                   ---------------------------------
                                           Allison Gray
                                           Director


Dated:     July 29, 2008                    By:  /s/ Jodi A. Vizzo
          --------------                   ---------------------------------
                                           Jodi A. Vizzo
                                           Director