Form 10-Q
period 2008-07-31
MASS MEGAWATTS WIND POWER INC
filed 2008-09-22
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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
(2)  HAS  BEEN  SUBJECT  TO  SUCH  FILING  REQUIREMENTS  FOR  THE  PAST 90 DAYS.

                           X  YES          NO
                          ---           ---
INDICATE BY CHECK MARK WHETHER OR NOT THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY.
SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER", "ACCELERATED FILER", AND "SMALLER
REPORTING COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT.  (CHECK ONE):

                  LARGE ACCELERATED FILER             ACCELERATED FILER
                  NON-ACCELERATED FILER          X    SMALLER REPORTING COMPANY


THERE WERE 5,793,109 SHARES OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK OUTSTANDING AS OF JULY 31, 2008

TRANSITIONAL  SMALL  BUSINESS  FORMAT  (CHECK  ONE)   YES       NO  X
                                                          ---      ---

                        MASS MEGAWATTS WIND POWER, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)


                                    CONTENTS



PART  I - FINANCIAL INFORMATION
-------------------------------

     ITEM  1.     FINANCIAL  STATEMENTS

     ITEM  2.     MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

     ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     ITEM  4.     CONTROLS  AND  PROCEDURES


PART  II - OTHER INFORMATION
----------------------------

     ITEM  1.     LEGAL PROCEEDINGS

     ITEM  2.     CHANGES IN SECURITIES

     ITEM  3.     DEFAULTS ON SENIOR SECURITIES

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM  5.     OTHER MATTERS

     ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES
----------

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS


                                    CONTENTS


FINANCIAL  STATEMENTS:

  BALANCE SHEETS AS OF JULY 31, 2008, AND APRIL 30, 2008 (UNAUDITED) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
    (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997(DATE OF INCEPTION) TO JULY 31, 2008 (UNAUDITED)
  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
    (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF
    INCEPTION)  TO JULY 31, 2008 (UNAUDITED)
  NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              MASS MEGAWATTS WIND POWER, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                                      BALANCE SHEETS

                       JULY 31, 2008 AND APRIL 30, 2008 (UNAUDITED)


                                                           July 31, 2008    April 30, 2008
ASSETS
Current assets:
    Cash                                                  $      160,395   $           153
    Prepaid expenses                                               1,066               803
                                                          ---------------------------------
Total current assets                                             161,461               956
                                                          ---------------------------------

Fixed assets, net of accumulated depreciation of $23,685           7,127             7,629
Other assets                                                      43,104               565
                                                          ---------------------------------
Total assets                                              $      211,692   $         9,150
                                                          =================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
    Accounts payable and accrued liabilities              $       27,247   $        26,051
    Credit cards payable                                          27,170            82,488
    Due to stockholder                                                 -            42,442
                                                          ---------------------------------
Total current liabilities                                         54,417           150,981
                                                          ---------------------------------

Stockholders' (deficit)/equity:
    Common stock; no par value; 7,000,000 shares
    authorized; 5,793,109 issued and outstanding at July
    31, 2008; 5,000,000 authorized; 4,989,394 issued and
    outstanding at April 30, 2008                              4,270,817         3,698,228
    Deficit accumulated during development stage              (4,113,542)       (3,840,059)
                                                          ---------------------------------
Total stockholders' (deficit)/equity                             157,275          (141,831)
                                                          ---------------------------------
                                                          ---------------------------------

Total liabilities and stockholders' (deficit)/equity      $      211,692   $         9,150
                                                          =================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.


                        MASS MEGAWATTS WIND POWER, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            May 27, 1997
                                                             (Date of
                                 Three Months Ended          Inception)
                                     July 31,                to July 31,
                               2008            2007             2008
                          -----------------------------    --------------
Revenues                  $           -     $   15,728     $      27,008
Cost of goods sold                    -         14,521            23,942
                          -----------------------------    --------------
Gross profit                          -          1,207             3,066
                          -----------------------------    --------------
Operating expenses:
  General and
    administrative              269,925         54,274         4,027,406

  Depreciation                      502            502            23,685
                          -----------------------------    --------------
    Total operating
      expenses                  270,427         54,776         4,051,091
                          -----------------------------    --------------

Operating loss                 (270,427)       (53,569)       (4,048,025)

Other expenses (income)
  Interest expense                3,375          4,790            69,772
  Interest income                  (319)            (6)           (4,255)
                          -----------------------------    --------------

Total other expense               3,056          4,784            65,517
                          -----------------------------    --------------

Net loss                  $   ( 273,483)    $  (58,353)    $  (4,113,542)
                          =============================    ==============
Net loss per share                (0.05)         (0.01)

Weighted average number
  of common shares            5,076,453      4,098,146


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                                MASS MEGAWATTS WIND POWER, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  May 27, 1997
                                                                                   (Date of
                                                       Three Months Ended          Inception)
                                                            July 31,               to July 31,
                                                       2008           2007            2008
                                                  ---------------------------    --------------
OPERATING ACTIVITIES:
  Net loss                                        $    (273,483)    $(58,353)    $  (4,113,542)
                                                  --------------    ---------    --------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Shares issued for services                        125,807        8,355         1,419,363
      Depreciation                                          502          502            23,685
      Interest imputed on stockholder advances                -          911            28,249
      Change in:
        Prepaid expenses and other assets               (42,802)      10,090           (44,170)
        Accounts payable and accrued liabilities        (54,121)     (11,670)           90,966
        Customer deposit                                      -            -             4,192
                                                  --------------    ---------    --------------
Net cash used in operating activities                  (244,097)     (50,165)       (2,591,257)
                                                  --------------    ---------    --------------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                    -            -           (13,712)
                                                  --------------    ---------    --------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                446,781       56,657         2,765,364
  Borrowings on related party debt                            -        6,000           473,396
  Payments on related party debt                        (42,442)           -          (473,396)
                                                  --------------    ---------    --------------
Net cash provided by financing activities               404,339       62,657         2,765,364
                                                  --------------    ---------    --------------

NET INCREASE (DECREASE) IN CASH                         160,242       12,492           160,395
CASH AT BEGINNING OF PERIOD                                 153       16,108                 -
                                                  --------------    ---------    --------------
CASH AT END OF PERIOD                             $     160,395     $ 28,600     $     160,395
                                                  ==============    =========    ==============


          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Interest paid                      $     3,375   $   3,879


          Income tax paid                              -           -

          NON-CASH TRANSACTIONS:
          Common stock issued for accounts
            payable                          $         -   $       -
          Common stock issued to purchase
            fixed assets                               -           -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                        Mass Megawatts Wind Power, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)


    NOTE 1 - BASIS OF PRESENTATION

     The  accompanying  unaudited  interim  financial  statements  of  Mass
     Megawatts Wind Power, Inc. (Mass Megawatts) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt's Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2008, as reported in the Form 10-KSB, have been omitted.

    NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at July 31, 2008. In addition, at July 31, 2008, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts' ability to continue as a going concern.

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


    NOTE 3 - EQUITY


During  the  three  months  ended  July  31,2008:

- Mass Megawatts issued 74,442 shares of common stock to consultants for their services. The shares were recorded at fair value of $125,807.

-  Mass  Megawatts  sold  729,273  shares  of common stock for cash of $446,781.

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

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2008 AS COMPARED TO THE
  PERIOD ENDED JULY 31, 2007:

The Company shows a loss for the three months ended July 31, 2008 and the period May 27, 1999 (date of inception) to July 31, 2008. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

Although no assurance can be given, the Company has begun to market its new wind system for sale and has sold its first product in the first and second fiscal quarters of 2007. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has had minimal revenues related to the sale of wind power equipment since its inception, but raised funds recently. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $446,000. The Company has dedicated approximately $200,000 of this money to be used to develop a prototype to be utilized for manufacturing. The Company also anticipates that approximately $40,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

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

Over the past year, Mass Megawatts has continued to refine the engineering details and construction processes required for commercial production of the Multi-Axis Turbosystem (MAT). These advances are currently being applied to the third party verification and ultimately accelerate worldwide awareness and acceptance of the MAT technology.

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods. This will facilitate the sale of MAT units going forward.

EMPLOYEES

As of July 31, 2008, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other employees, as necessary throughout the year. During the three month period ended July 31, 2008, there were no employees hired by the Company. Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

We believe that the following critical policies affect our most significant judgments and estimates used in preparation of our financial statements.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Mass Megawatts Wind Power does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Item  3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item  4.  Controls  and  Procedures

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

Changes  in  Internal  Control  Over  Financial  Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended July 31, 2008, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for cash at $0.20 per share (July 2008)          81,000  $ 16,200
Common stock for cash at $0.25 per share (July 2008)          10,000  $  2,500
Common stock for cash at $1.05 per share (July 2008)         214,301  $225,016
Common stock for cash at $0.70 per share (July 2008)         130,872  $ 91,610
Common stock for cash at $0.40 per share (July 2008)          40,000  $ 16,000
Common stock for cash at $0.55 per share (July 2008)          78,100  $ 42,955
Common stock for cash at $0.30 per share (July 2008)         175,000  $ 52,500
Common stock for services at $1.69 per share (July 2008)      74,442  $125,807

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2008, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2008, the Company did not submit any matters to a vote of security holders.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b) Reports on Form 10-K - The Company filed a Form 10-K on July 30, 2008, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2008.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   09/22/08                        By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   09/22/08                       By:  /s/ Deborah Kasputis
        --------------                     -------------------------------------
                                           Deborah Kasputis
                                           Director



Dated:   09/22/08                        By:  /s/ Gary Bedell
        --------------                     -------------------------------------
                                           Gary Bedell
                                           Director