Form 10-Q
period 2008-10-31
MASS MEGAWATTS WIND POWER INC
filed 2008-12-18
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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


THERE WERE 5,801,581 SHARES OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK OUTSTANDING AS OF DECEMBER 15, 2008

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


                                    CONTENTS


FINANCIAL  STATEMENTS:

  BALANCE SHEETS AS OF OCTOBER 31, 2008, AND APRIL 30, 2008 (UNAUDITED) STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008
    AND 2007 (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)
  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
    (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF INCEPTION)  TO OCTOBER
     31, 2008 (UNAUDITED)
  NOTES TO UNAUDITED FINANCIAL STATEMENTS


                               MASS MEGAWATTS WIND POWER, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                        BALANCE SHEETS

                       OCTOBER 31, 2008 AND APRIL 30, 2008 (UNAUDITED)


                                                           October 31, 2008    April 30, 2008
ASSETS
Current assets:
    Cash                                                  $           8,806   $           153
    Prepaid expenses and deposits                                    17,180               803
    Other Current Assets                                            113,554                 0
                                                          ------------------  ----------------
Total current assets                                                139,540               956
                                                          ------------------  ----------------

Fixed assets, net of accumulated depreciation of $24,187              6,625             7,629
Other assets                                                              0               565
                                                          ------------------  ----------------
Total assets                                              $         146,165   $         9,150
                                                          ==================  ================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
    Accounts payable and accrued liabilities              $          22,356   $        26,051
    Credit cards payable                                             23,560            82,488
    Due to stockholder                                               22,100            42,442
                                                          ------------------  ----------------
Total current liabilities                                            68,016           150,981
                                                          ------------------  ----------------

Stockholders' (deficit)/equity:
    Common stock; no par value; 7,000,000 shares
    authorized; 5,801,581 issued and outstanding at
    October 31, 2008; 5,000,000 authorized; 4,989,394
    issued and outstanding at April 30, 2008                      4,282,174         3,698,228
    Deficit accumulated during development stage                 (4,204,025)       (3,840,059)
                                                          ------------------  ----------------
Total stockholders' (deficit)/equity                                 78,149          (141,831)
                                                          ------------------  ----------------
                                                          ------------------  ----------------
Total liabilities and stockholders' (deficit)/equity      $         146,165   $         9,150
                                                          ==================  ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.


                                        MASS MEGAWATTS WIND POWER, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                 May 27, 1997
                                                                                                   (Date of
                                    Three Months Ended                 Six Months Ended            Inception)
                                         October 31,                       October 31,           to October 31,
                                   2008             2007             2008            2007            2008
                           --------------------  -----------  ------------------  -----------  ----------------
Revenues                   $                 -   $   11,280   $               -   $   27,008   $        27,008
Cost of Goods Sold                           -        9,421                   -       23,942            23,942
                           --------------------  -----------  ------------------  -----------  ----------------
Gross Profit                                 -        1,859                   -        3,066             3,066
                           --------------------  -----------  ------------------  -----------  ----------------
Operating Expenses:
 General and
   administrative                       89,515       45,215             359,438       99,487         4,116,920
 Depreciation                              502          502               1,004        1,004            24,187
                           --------------------  -----------  ------------------  -----------  ----------------
Total Operating Expenses                90,017       45,717             360,442      100,491         4,141,107
                           --------------------  -----------  ------------------  -----------  ----------------

Operating Loss                         (90,017)     (43,858)           (360,442)     (97,425)       (4,138,041)

Other Expenses (Income)
 Interest expense                          655        4,640               4,030        9,430            70,426
 Interest income                          (188)         (18)               (506)         (24)           (4,442)
                           --------------------  -----------  ------------------  -----------  ----------------
Net Other Expenses                         467        4,622               3,524        9,406            65,984
                           --------------------  -----------  ------------------  -----------  ----------------
Net Loss                   $           (90,484)  $  (48,480)  $        (363,966)  $ (106,831)  $    (4,204,025)
                           ====================  ===========  ==================  ===========  ================

Net loss per share                       (0.02)       (0.02)              (0.07)       (0.03)

Weighted average number
  of common shares                   5,798,921    4,282,446           5,435,766    4,181,219



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.


                                 MASS MEGAWATTS WIND POWER, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    May 27, 1997
                                                                                      (Date of
                                                            Six Months Ended          Inception)
                                                              October 31,           to October 31,
                                                         2008            2007           2008
                                                  ------------------  ----------  ----------------
OPERATING ACTIVITIES:
  Net loss                                        $        (363,966)  $(106,831)  $    (4,204,025)
                                                  ------------------  ----------  ----------------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Shares issued for services                            131,814       8,355         1,425,370
      Depreciation                                            1,004       1,004            24,187
      Interest imputed on stockholder advances                  101       1,854            28,350
      Change in:
        Prepaid expenses and other assets                  (129,366)       (178)         (130,734)
        Accounts payable and accrued liabilities            (62,623)    (15,868)           82,464
        Customer deposit                                          -           -             4,192
                                                  ------------------  ----------  ----------------
Net cash used in operating activities                      (423,036)   (111,664)       (2,770,196)
                                                  ------------------  ----------  ----------------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                        -           -           (13,712)
                                                  ------------------  ----------  ----------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    452,031     101,907         2,770,614
  Borrowings on related party debt                           22,100       6,000           495,496
  Payments on related party debt                            (42,442)          -          (473,396)
                                                  ------------------  ----------  ----------------
Net cash provided by financing activities                   431,689     107,907         2,792,714
                                                  ------------------  ----------  ----------------

NET INCREASE (DECREASE) IN CASH                               8,653      (3,757)            8,806
CASH AT BEGINNING OF PERIOD                                     153      16,108                 -
                                                  ------------------  ----------  ----------------
CASH AT END OF PERIOD                             $           8,806   $  12,351   $         8,806
                                                  ==================  ==========  ================


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                 $      4,030       $    9,429
     Income tax paid                                          -                -

     NON-CASH TRANSACTIONS:
     Common stock issued for accounts
       payable                                     $          -     $          -
     Common stock issued to purchase
       fixed assets                                           -                -


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

NOTE 2-  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at October 31, 2008. In addition, at October 31, 2008, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations. These conditions are due to Mass Megawatts continuing to spend money for the development of the product that is not currently ready for sale and raises substantial doubt about Mass Megawatts' ability to continue as a going concern.

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

NOTE  3  -  OTHER  CURRENT  ASSETS

The $113,554 consists of materials and labor related to a construction contract. The contract is being accounted for under the completed-contract method.

Revenues related to certain contracts are recognized under the completed-contract method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Product Type Contracts. Revenue costs should only be recognized when work under a contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Estimated losses on contracts are charged to cost of sales in the period when the loss is identified.

NOTE  4  -  EQUITY

During  the  six  months  ended  October  31,2008:

- Mass Megawatts issued 3,472 shares of common stock to consultants for their services. The shares were recorded at fair value of $6,007.

-  Mass  Megawatts  sold  5,000  shares  of  common  stock  for  cash of $5,250.

During  the  six  months  ended  October  31,  2008:

- Mass Megawatts issued 77,914 shares of common stock to consultants for their services. The shares were recorded at fair value of $131,814.

-  Mass  Megawatts  sold  734,273  shares  of common stock for cash of $452,031.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED October 31, 2008 AS COMPARED TO THE
  PERIOD ENDED October 31, 2007:

We've shown a loss for the three and six months ended October 31, 2008 and the period May 27, 1999 (date of inception) to October 31, 2008. The losses are related mostly to the professional fees and development of a prototype, including engineering work. Other costs include development of site locations for future projects, as well as administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Although no assurance can be given, we have begun to market its new wind system for sale and has sold its first product in the first and second fiscal quarters of 2007. Without additional sales, there is substantial doubt about the Company's ability to continue as a going concern.

We have had minimal revenues related to the sale of wind power equipment since its inception, but raised funds recently. Specifically, we raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $446,000. We have dedicated approximately $200,000 of this money to be used to develop a prototype to be utilized for manufacturing. We also anticipate that approximately $40,000 will be used toward the test and data analysis and approximately $60,000 will be used for administration, working capital, marketing, and advertising.

We have only seven years of operating results, with minimal revenue from operations, and much uncertainty exists about our future as a result of the lack of operating revenues for several years. The lack of long-term experience in new product development could have an adverse impact on us.

Ourticker symbol is MMGW and can be found on the Over The Counter Bulletin Board, more commonly described as OTC-BB: MMGW.

Our market share and any changes in the underlying economics of the industry are expected to have a minimal effect on our operating results within the next 12 months. This is due to the large market for electricity and the Company's overall market share having little or no impact on a market this size.

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


EMPLOYEES

As of October 31, 2008, the we had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. We do hire consultants and other employees, as necessary throughout the year. During the three month period ended October 31, 2008, there we hired no employees . Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. We do not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.


STRATEGY  AND  MARKETING

In the long term, we plan the simplest method of market penetration It is selling directly to the electric utilities. The Company plans to avoid difficulties of evaluating wind resources, obtaining sites, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available. We have identified large users of electric power in high wind locations. Also, Mass Megawatts had meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly.

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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses and deposits on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates. We believe that the following critical policies affect our most significant judgments and estimates used in preparation of our financial statements.

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

Changes  in  Internal  Control  Over  Financial  Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification  by  each  Director  and  executive  officer  has  been  executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended October 31, 2008, the Company issued the following shares of stock:

                                                              Shares    Amount
                                                              -------  --------
Common stock for cash at $1.05 per share (August 2008)         5,000  $  5,250
Common stock for services at $1.73 per share (September 2008)  3,472  $  6,007

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

We cannot use general solicitation or advertising to market the securities;
We may sell our securities to an unlimited number of "accredited investors" and up to 35 other purchases. Unlike Rule 505, all non-accredited investors, either alone or with a purchaser representative, must be sophisticated-that is, they must have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment;

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

We  must  be  available to answer questions by prospective purchasers;

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2008, the we were not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended October 31, 2008, we did not submit any matters to a vote of security holders.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350,
AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b)   Reports  on  Form  8-K  -

The  Company  filed  a  Form  8-K  on  August  15,  2008, reporting Departure of
Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The  Company  filed  a  Form  8-K  on August 15, 2008, reporting
Unregistered Sales of Equity Securities


The Company filed a Form 8-K on September 22, 2008, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2008.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      MASS MEGAWATTS WIND POWER, INC.



Dated:   12/17/08                        By:  /s/ Jonathan Ricker
        --------------                     -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Dated:   12/17/08                       By:  /s/ Deborah Kasputis
        --------------                     -------------------------------------
                                           Deborah Kasputis
                                           Director



Dated:   12/17/08                        By:  /s/ Gary Bedell
        --------------                     -------------------------------------
                                          Gary Bedell
                                          Director