Form 10-Q
period 2009-01-31
MASS MEGAWATTS WIND POWER INC
filed 2009-03-17
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

INDICATE BY CHECK MARK WHETHER OR NOT THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY.SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER", "ACCELERATED FILER", AND "SMALLER REPORTING COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

               LARGE ACCELERATED FILER             ACCELERATED FILER
               NON-ACCELERATED FILER           X   SMALLER REPORTING COMPANY


THERE WERE 5,923,581 SHARES OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 16, 2009.

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


                                    CONTENTS


FINANCIAL  STATEMENTS:

BALANCE SHEETS AS OF JANUARY 31, 2009, AND APRIL 30, 2008 (UNAUDITED)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009
     AND 2008 (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OF INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
     (UNAUDITED) AND FOR THE PERIOD MAY 27, 1997 (DATE OFINCEPTION) TO JANUARY 31, 2009 (UNAUDITED)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                             MASS MEGAWATTS WIND POWER, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                     BALANCE SHEETS

                                     JANUARY 31, 2009 AND APRIL 30, 2008 (UNAUDITED)


                                                                                      January 31, 2009    April 30, 2008
ASSETS
Current assets:
  Cash                                                                               $          30,247   $           153
  Accounts receivable                                                                            4,134                 -
  Prepaid expenses and deposits                                                                 10,424               803
  Costs and estimated earnings in excess of billings                                           145,209                 -
  Total current assets                                                                         190,014               956

Fixed assets, net of accumulated depreciation of $24,689 and $23,183, respectively               6,123             7,629
Other assets                                                                                         -               565
Total assets                                                                         $         196,137   $         9,150


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities                                           $          27,881   $        26,051
  Credit cards payable                                                                          51,995            82,488
  Provision for anticipated losses                                                              86,250                 -
  Due to stockholder                                                                            47,900            42,442
  Total current liabilities                                                                    214,026           150,981

Stockholders' (deficit):
Common stock; no par value; 7,000,000 shares authorized;                                     4,334,002         3,698,228
  5,923,581 issued and outstanding at January 31, 2009;
  5,000,000 authorized; 4,989,394 issued and outstanding
  at April 30, 2008
  Deficit accumulated during development stage                                              (4,351,891)       (3,840,059)
Total stockholders' (deficit)                                                                  (17,889)         (141,831)

Total liabilities and stockholders' (deficit)/equity                                 $         196,137   $         9,150


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                                  MASS MEGAWATTS WIND POWER, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                       May 27, 1997
                                                                                         (Date of
                                                                                        Inception)
                                     Three Months Ended         Nine Months Ended       to January
                                         January 31,               January 31,              31,
                                     2009         2008         2009         2008           2009
                                  ------------------------  ------------------------  --------------
Revenues                          $   35,802   $        -   $   35,802   $   27,008   $      62,810
Cost of Goods Sold                    20,484                    20,484                       44,426
Anticipated Losses on Contracts       86,250            -       86,250       23,942          86,250
                                  ------------------------  ------------------------  --------------
Gross Profit (Loss)                  (70,932)           -      (70,932)       3,066         (67,866)
                                  ------------------------  ------------------------  --------------
Operating Expenses:

  General and administrative          74,733       42,578      434,172      142,067       4,191,653
  Depreciation                           502          503        1,506        1,507          24,689
                                  ------------------------  ------------------------  --------------
Total Operating Expenses              75,235       43,081      435,678      143,574       4,216,342
                                  ------------------------  ------------------------  --------------

Operating Loss                      (146,167)     (43,081)    (506,610)    (140,508)     (4,284,208)

Other Expenses (Income)
  Interest expense                     1,731        4,438        5,761       13,867          72,158
  Interest income                        (33)         (10)        (539)         (34)         (4,475)
                                  ------------------------  ------------------------  --------------
Net Other Expenses                     1,698        4,428        5,222       13,833          67,683
                                  ------------------------  ------------------------  --------------
Net Loss                          $ (147,865)  $  (47,509)  $ (511,832)  $ (154,341)  $  (4,351,891)

Net loss per share                     (0.03)       (0.01)       (0.09)       (0.04)

Weighted average number
  of common shares                 5,899,151    4,516,032    5,590,020    4,516,032


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                              MASS MEGAWATTS WIND POWER, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              May 27, 1997
                                                                                (Date of
                                                      Nine Months Ended         Inception)
                                                         January 31,          to January 31,
                                                     2009        2008              2009
OPERATING ACTIVITIES:
  Net loss                                        $(511,832)  $ (154,341)  $    (4,351,891)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Shares issued for services                    131,814        8,355         1,425,370
      Depreciation                                    1,506        1,507            24,689
      Interest imputed on stockholder advances          689        2,765            28,938
      Anticipated loss on contract                   86,250            -            86,250
      Change in:
        Accounts receivable                          (4,134)     (11,280)           (4,134)
        Prepaid expenses                             (9,056)      11,393           (10,424)
        Costs and estimated earnings in excess     (145,209)           -          (145,209)
          of billings
        Accounts payable and accrued liabilities                 (14,695)          116,424
                                                    (28,663)
        Customer deposit                                               -             4,192
                                                          -
Net cash used in operating activities              (478,635)    (156,296)       (2,825,795)

INVESTING ACTIVITIES:
  Purchase of fixed assets                                -            -           (13,712)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            503,271      144,907         2,821,854
  Borrowings on related party debt                   47,900        6,000           521,296
  Payments on related party debt                    (42,442)      (3,500)         (473,396)
Net cash provided by financing activities           508,729      147,407         2,869,754

NET INCREASE (DECREASE) IN CASH                      30,094       (8,889)           30,247
CASH AT BEGINNING OF PERIOD                             153       16,108                 -
CASH AT END OF PERIOD                             $  30,247   $    7,219   $        30,247


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                $   5,761   $   13,868
     Income tax paid                                      -            -


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

NOTE 2 - GOING CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS, WHICH CONTEMPLATES THE REALIZATION OF ASSETS AND LIABILITIES IN THE ORDINARY COURSE OF BUSINESS. OPERATING LOSSES HAVE BEEN INCURRED EACH YEAR SINCE INCEPTION, RESULTING IN AN ACCUMULATED DEFICIT AT JANUARY 31, 2009. IN ADDITION, AT JANUARY 31, 2009, MASS MEGAWATTS IS NOT GENERATING SUFFICIENT REVENUE TO FUND ITS ONGOING OPERATIONS. THESE CONDITIONS ARE DUE TO MASS MEGAWATTS CONTINUING TO SPEND MONEY FOR THE DEVELOPMENT OF THE PRODUCT THAT IS NOT CURRENTLY READY FOR SALE AND RAISES SUBSTANTIAL DOUBT ABOUT MASS MEGAWATTS' ABILITY TO CONTINUE AS A GOING CONCERN.

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

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

THE $145,209 CONSISTS OF COSTS OF MATERIALS AND LABOR RELATED TO A CONSTRUCTION CONTRACT. THE CONTRACT IS BEING ACCOUNTED FOR UNDER THE COMPLETED-CONTRACT
METHOD.  COSTS  TO  DATE  ARE  $186,545  AND  CONSISTS  OF  LABOR AND MATERIALS.
BILLINGS  TO  DATE  ARE  $41,336  AS  OF  JANUARY  31,  2009.

REVENUES  RELATED  TO  CERTAIN  CONTRACTS  ARE  RECOGNIZED  UNDER  THE
COMPLETED-CONTRACT METHOD IN ACCORDANCE WITH SOP NO. 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCT TYPE CONTRACTS. WE SELECTED THE COMPLETED CONTRACT-METHOD, AS SHORT-TERM CONTRACTS FOR WHICH FINANCIAL POSITION AND RESULTS OF OPERATIONS REPORTED ON THE COMPLETED-CONTRACT BASIS WOULD NOT VARY MATERIALLY FROM THOSE RESULTING FROM USE OF THE PERCENTAGE-OF-COMPLETION METHOD.

UNDER THE COMPLETED-CONTRACT METHOD, REVENUES AND COSTS SHOULD ONLY BE RECOGNIZED WHEN WORK UNDER A CONTRACT IS COMPLETED OR SUBSTANTIALLY COMPLETED. IN THE INTERIM, COSTS INCURRED ON AND BILLINGS RELATED TO CONTRACTS IN PROCESS ARE ACCUMULATED ON THE BALANCE SHEET. ESTIMATED LOSSES ON CONTRACTS ARE CHARGED TO COST OF SALES IN THE PERIOD WHEN THE LOSS IS IDENTIFIED. ANTICIPATED LOSSES OF $86,250 ON THIS CONTRACT ARE ACCOUNTED FOR IN CURRENT LIABILITIES.

NOTE 4 - EQUITY

DURING  THE  NINE  MONTHS  ENDED  JANUARY  31,2009:

- MASS MEGAWATTS ISSUED 77,914 SHARES OF COMMON STOCK TO CONSULTANTS FOR THEIR SERVICES. THE SHARES WERE RECORDED AT FAIR VALUE OF $131,814.

-  MASS  MEGAWATTS  SOLD  856,273  SHARES  OF COMMON STOCK FOR CASH OF $503,271.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2009 AS COMPARED TO THE PERIOD ENDED JANUARY 31, 2008:

WE'VE SHOWN LOSSES FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND THE PERIOD MAY 27, 1997 (DATE OF INCEPTION) TO JANUARY 31, 2009. THE LOSSES ARE RELATED MOSTLY TO THE PROFESSIONAL FEES AND DEVELOPMENT OF A PROTOTYPE, INCLUDING ENGINEERING WORK. OTHER COSTS INCLUDE DEVELOPMENT OF SITE LOCATIONS FOR FUTURE PROJECTS, AS WELL AS ADMINISTRATIVE EXPENSES.

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

OUR TICKER SYMBOL IS MMGW AND CAN BE FOUND ON THE OVER THE COUNTER BULLETIN BOARD, MORE COMMONLY DESCRIBED AS OTC-BB: MMGW.

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

EMPLOYEES

AS OF JANUARY 31, 2009, THE WE HAD NO EMPLOYEES. JONATHAN RICKER IS AN EXECUTIVE OFFICER, AND IS NOT CONSIDERED AN EMPLOYEE. WE DO HIRE CONSULTANTS AND OTHER EMPLOYEES, AS NECESSARY THROUGHOUT THE YEAR. MASS MEGAWATTS HAS RETAINED OTHER MEMBERS OF THE MANAGEMENT TEAM AS CONSULTANTS. MASS MEGAWATTS BELIEVES THAT THERE WILL BE NO SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. WE DO NOT HAVE A COLLECTIVE BARGAINING AGREEMENT AND MASS MEGAWATTS DOES NOT HAVE AN EMPLOYMENT CONTRACT WITH MR. RICKER.

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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

THERE HAS BEEN NO CHANGE IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE THREE MONTHS ENDED JANUARY 31, 2009 THAT HAVE MATERIALLY AFFECTED, OR ARE REASONABLY LIKELY TO MATERIALLY AFFECT, THE COMPANY'S INTERNAL CONTROLS OVER FINANCIAL REPORTING.

CERTIFICATION  BY  EACH  DIRECTOR  AND  EXECUTIVE  OFFICER  HAS  BEEN  EXECUTED.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

NONE


ITEM  2.     CHANGES  IN  SECURITIES

DURING THE THREE MONTHS ENDED JANUARY 31, 2009, THE COMPANY ISSUED THE FOLLOWING SHARES OF STOCK:

                                          SHARES   AMOUNT
                                          -------  -------
COMMON STOCK FOR CASH AT $0.42 PER SHARE  122,000  $51,240

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

DURING THE NINE MONTH PERIOD ENDED JANUARY 31, 2009, WE WERE NOT IN DEFAULT ON ANY INDEBTEDNESS.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

DURING  THE  NINE  MONTH  PERIOD  ENDED JANUARY 31, 2009, WE DID NOT  SUBMIT ANY
MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

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

32  CERTIFICATION  OF  PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS
ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(B) REPORTS  ON  FORM  8-K  -

ON DECEMBER 18, 2008, THE COMPANY FILED A FORM 8-K REPORTING A PRESS RELEASE ANNOUNCING CERTAIN FINANCIAL RESULTS FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2008.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED:

                                      MASS MEGAWATTS WIND POWER, INC.



DATED:   03/17/2009                     BY:/S/ JONATHAN RICKER
        --------------                      ------------------------------------
                                            CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                            CHIEF FINANCIAL OFFICER AND
                                            PRINCIPAL ACCOUNTING OFFICER


DATED:   03/17/2009                     BY:/S/ DEBORAH KASPUTIS
        --------------                     -------------------------------------
                                           DEBORAH KASPUTIS
                                           DIRECTOR


DATED:   03/17/2009                     BY:/S/ GARY BEDELL
        --------------                     -------------------------------------
                                           GARY BEDELL
                                           DIRECTOR