Form 10-K
period 2009-04-30
MASS MEGAWATTS WIND POWER INC
filed 2009-07-31
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________, 20__, to __________, 20__.

Commission File Number 000-32465

MASS MEGAWATTS WIND POWER, INC.

(Name of Small Business Issuer in its Charter)

Massachusetts	04-3402789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

95 Prescott Street, Worcester, Massachusetts  01605

(Address of Principal Executive Offices)

(508) 751-5432

(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	OTCBB

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 	 Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year. $24,731

As of April 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,108,384, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 2,220,274 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2009, the number of shares outstanding of the Registrant's Common Stock, no par value was 6,765,676.

Our principal offices are located at 95 Prescott Street, Worcester, Massachusetts 01605 and our telephone number is (508) 751-5432.

MASS MEGAWATTS WIND POWER, INC.

CONTENTS

Part I

Item 1. Description of Business	5

Item 2. Description of Property	12

Item 3. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Part II

Item 5. Market for the Common Equity and Related Stockholder Matters	13

Item 6. Management’s Discussion and Analysis or Plan of Operation	16

Item 7. Financial Statements	20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	29

Item 8A. Controls and Procedures	29

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	30

Item 10. Executive Compensation	34

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 12. Certain Relationships and Related Transactions	36

Item 13. Exhibits and Reports on Form 8-K	37

Item 14. Principal Accountant Fees and Services	38

Signatures	39

Exhibits	37

Part I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities related to wind energy, and the Company's ability to gain market share, the size of the market, the ability of the Company to develop new technologies, the ability of the Company to compete effectively in the marketplace, and the future product opportunities of the Company are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.

CAUTIONARY STATEMENT

This Registration Statement may contain forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to produce a cost-effective wind energy conversion device. Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this registration statement are the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its MAT power developments; to successfully produce the MAT on time and remain competitive; the inability of the Company to sell its wind energy systems in the future, if needed, to finance the marketing and sales of its electricity; general economic conditions; as well as those risk factors detailed in the periodic reports filed by the company.

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

COMPANY SUMMARY

Mass Megawatts plans to build and operate wind energy power plants and plans to sell the electricity to the electric power exchange. The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. The Company's licensed MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy.

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

LICENSING RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls or structure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovations in order to reduce the cost of wind power.  There are also better methods of reducing the amount of material used in order to achieve a desired power output.  The MAT is comprised of certain products and technology covered by several applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise several innovations related to methods to increase wind velocity.  The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Pursuant to the sublicensing agreement, Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker, Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker, who is also the majority shareholder of Windstorm International, is the owner of the patents and patent rights of the licensed technology to Windstorm International. Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is the method used to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

THE PRODUCT

The Company's product is the MultiAxis Turbosystem (MAT). Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame comprising a series of shafts with each shaft comprising a plurality of turbine blades. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kW which is large enough to power about 100 homes at locations which have an average annual wind speed of greater than 16 miles per hour. There are enough locations in the United States with 16 miles per hour average annual wind velocity to power twenty percent of the nation’s energy supply according to the United State’s Department of Energy.

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

MARKETS

Wind energy experienced a 20% annual growth for the past five years according the American Wind Energy Association which is the industry’s trade organization based in Washington, D. C. and more information can be viewed on their web site which is www.awea.org and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing.

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

Bergey Windpower produces small turbines; primarily for use where utility grid interconnect lines are not readily available.

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

Biomass-generated electricity - Gasifying the biomass to fuel high-efficiency gas turbine systems could be cost competitive with natural gas in the near term.  Petroleum, photovoltaic cells and nuclear power are not a current threat to Mass Megawatts since the cost to produce electricity from these sources is higher than that of wind. Cost effective, profitable hydropower is limited to sites on swift moving water sources and with limited ability to increase market share it does not prove a major threat toward wind power.

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2009 or 2008.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2009 and 2008 amounted to $110,160 and $26,347, respectively. All of these costs are borne by the Company.

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

EMPLOYEES

As of April 30, 2009, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2009, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

STRATEGY AND MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges.  The Company plans to try to avoid difficulties of evaluating wind resources, obtaining sites, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available.  We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives.including a federal tax credit of 30% of the capital cost passed by Congress and signed into law by President Obama. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. has prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages.  (Details may be found on our website under "New Developments -- Tax Package".)  Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities are planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provide a five percent non-refundable deposit on each block of electricity reserved for future purchases. Such brokers include All Energy, Green Mountain Resources, and Energy Vision.  Another marketing resource for the Company’s product is Electricity Choice, which helps negotiate consumer electric sales. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of whom are registered in the states in which they do business. Compensation to brokers is straightforward and is typically calculated as a percentage of power sales.

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

There were no matters submitted to the security holders during the year ended April 30, 2009.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB” or “MMGW."  The following table sets forth, for the fiscal years ended April 30, 2009 and April 30, 2008, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2009
	HIGH	LOW
First Quarter	$2.94	$.60
Second Quarter	2.13	.84
Third Quarter	1.20	.51
Fourth Quarter	1.74	.51

	2008
	HIGH	LOW
First Quarter	$.74	$.30
Second Quarter	.87	.43
Third Quarter	.78	.51
Fourth Quarter	.68	.35

During the year ended April 30, 2009, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2009, the Company issued the following shares of stock:

	Shares	Amount
Consulting:
Common stock for services at $1.69 per share (July 2008)	74,442	$125,807
Common stock for services at $1.73 per share (September 2008)	3,472	$6,007
Prototype development and compensation expense:
Common stock for services at $1.36 per share (April 2009)	75,276	$102,375
Cash:
Common stock for cash at $.20 per share (July 2008)	81,000	$16,200
Common stock for cash at $.25 per share (July 2008)	10,000	$2,500
Common stock for cash at $.30 per share (July 2008)	175,000	$52,500
Common stock for cash at $.40 per share (July 2008)	40,000	$16,000
Common stock for cash at $.55 per share (July 2008)	78,100	$42,955
Common stock for cash at $.70 per share (July 2008)	130,872	$91,610
Common stock for cash at $1.05 per share (July 2008)	214,301	$225,016
Common stock for cash at $1.05 per share (August 2008)	5,000	$5,250
Common stock for cash at $.42 per share (December 2008)	122,000	$51,240
Common stock for cash at $.35 per share (February 2009)	10,000	$3,500
Common stock for cash at $.42 per share (February 2009)	24,000	$10,080
Common stock for cash at $.50 per share (February 2009)	116,000	$58,000
Common stock for cash at $.35 per share (March 2009)	110,000	$38,500
Common stock for cash at $.42 per share (March 2009)	51,000	$21,420
Common stock for cash at $.35 per share (April 2009)	117,143	$41,000
Common stock for cash at $.40 per share (April 2009)	50,000	$20,000
Common stock for cash at $.42 per share (April 2009)	5,000	$2,100
Common stock for cash at $.43 per share (April 2009)	15,000	$6,450
Common stock for cash at $.45 per share (April 2009)	22,223	$10,000
Common stock for cash at $.50 per share (April 2009)	171,000	$85,500
Common stock for cash at $.55 per share (April 2009)	45,453	$24,999
Common stock for cash at $.60 per share (April 2009)	30,000	$18,000

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

As of April 30, 2009 there were approximately 329 shareholders of Common Stock. As of April 30, 2009, there were 6,765,676 common shares issued and outstanding. The Company has 7,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 4,900,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Results of Operations for the year ended April 30, 2009 compared to April 30, 2008

Net Sales

We generated revenues of $24,731 for the year ended April 30, 2009 (“Fiscal 2008-9 Period”) compared to $27,008 for the year ended April 30, 2008 (“Fiscal 2007-8 Period”).

Cost of Sales and Contracting Profit

Contracting loss for Fiscal 2008-9 Period was $412,673 compared to contracting profit of $3,066 for Fiscal 2007-8 Period.  The increase in the contracting loss of $415,739 was due primarily to anticipated losses of $410,250 on work performed as a subcontractor for the Army at Ft. Huachuca, Arizona.  Additional costs were incurred on this project to provide upgrades to technology and additional improvement to the product.  The contract was entered into as part of our plan to complete the product to prove the long-term durability in order to be eligible for more favorable financing in the future.

Operating Expenses

Our total operating expenses were $662,434 for the Fiscal 2008-9 Period compared to total operating expenses of $213,482 for the Fiscal 2007-8 Period.  Our operating expenses for the Fiscal 2008-9 Period included $110,160 in wind project development expenses compared to $26,347 reported for the Fiscal 2007-8 Period and $552,274 in general and administrative expenses compared to $187,133 reported for the Fiscal 2007-8 Period.  The increase in project development was due to the cost of upgrading the technology of our prototypes.  The increase of $365,141 in general and administrative expenses was primarily due to stock based compensation of $182,927 for the Fiscal 2008-9 Period compared to $8,355 for the Fiscal 2007-8 Period.  Our general and administrative expenses included $103,140 in marketing expenses compared to $30,095 reported for the Fiscal 2007-8 Period; increases in marketing expenses were due to website development; $51,731 in travel related expenses for the Fiscal 2009-8 Period compared to $21,879 for the Fiscal 2007-8 Period; $50,183 in legal and professional fees during the Fiscal 2008-9 Period compared to $33,322 for the Fiscal 2008-7 Period; the $29,852 additional legal and professional fees during the Fiscal 2008-9 Period were incurred as a result of reporting obligations as a public company;  other consulting and engineering fees reported for Fiscal 2008-9 Period were $65,456 compared to $52,526 for Fiscal 2007-8 Period; Insurance of $16,195 for the Fiscal 2009-8 Period compared to $1,717 for the Fiscal 2007-8 Period; increases in insurance coverage were added during the Fiscal 2008-9 Period to comply with conditions required by the Army to qualify for the subcontract agreement; other administrative costs including office and other supplies, postage, telephone and utilities for Fiscal 2008-9 Period were $54,443 compared to $16,510 for Fiscal 2007-8 Period; these increases were due to increased activity in construction of the Army project and developing new markets.

Our net other expenses for the Fiscal 2008-9 Period were $7,909 compared to $17,932 for the Fiscal 2007-8 Period;  our other expenses included interest expense of $8,473 for the Fiscal 2008-9 Period compared to $17,991 for the Fiscal 2007-8 Period.  The decrease in interest expense of $9,518 was primarily due to the Company using resources to reduce credit card and shareholder loan obligations.

Liquidity and Capital Resources

We had total assets of $142,985 as of April 30, 2009, which consisted of cash of $83,151, contracts receivable of $25,115, costs in excess of billings on uncompleted contracts of $8,251, prepaid expenses and other current assets of $20,847, and fixed assets net of accumulated depreciation of $5,621.

We had total liabilities of $289,161 as of April 30, 2009, consisting of accounts payable and accrued liabilities of $101,991, provision for loss on contract of $73,329, loans and advances provided by director of $102,769, and deferred income of $11,072.

We have had net losses since inception and had at accumulated deficit of $4,923,075 at April 30, 2009.

We had net cash used in operating activities of $759,137 for the year ended April 30, 2009.  We had a net loss of $1,083,016 including non-cash items of $234,189 related to stock issued for services, $2,008 of depreciation and imputed interest of $1,661.

We had $842,135 in net cash provided by financing activities for the year ended April 30, 2009, including $842,821 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2009.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $840,000. The Company has dedicated approximately $ 500,000 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing. The Company has also spent approximately $260,000 for administration, working capital, marketing, and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2009 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

The Company also expects to generate sales in fiscal 2010 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  In April of 2009 the Company entered into two separate agreements to sell wind power projects for a total of $2.1 million.   Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2009 and the period May 27, 1999 (date of inception) to April 30, 2009. The losses are related mostly to the professional fees and development of a prototype, including engineering work.  Other costs include development of site locations for future projects, as well as administrative expenses.

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

Mass Megawatt's market share and any changes in the underlying economics of the industry are expected to have a minimal effect on the Company's operating results within the next 12 months. This is due to the large market for electricity and the Company’s overall market share having little or no impact on a market of this size.

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

Critical Accounting Estimates

Revenue Recognition

Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the good is provided.

Revenues from fixed-price construction contracts are recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Revenues from time-and-material contracts are recognized as the work is performed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included in revenues when received.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in prepaid expenses and other current assets.

Share-based compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.   SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

During the years ended April 30, 2009 and 2008 Mass Megawatts did not grant any option to its employees.

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (Mass Megawatts”)(A Development Stage Company), as of April 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from May 27, 1997 (Inception) through April 30, 2009. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Mass Megawatts is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Mass Megawatts’ internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2009 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mass Megawatts will continue as a going concern. As discussed in Note 4 to the financial statements, Mass Megawatts has suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 29, 2009

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Balance Sheets

	April 30,
	2009	2008
ASSETS
Current assets:
Cash	$83,151	$153
Contracts receivable	25,115	-
Prepaid expenses and other current assets	20,847	803
Costs in excess of billings on uncompleted contracts	8,251	-
Total current assets	137,364	956

Fixed assets, net of accumulated depreciation of $25,191 and $23,183, respectively	5,621	7,629
Other assets	-	565

Total assets	$142,985	$9,150

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$101,991	$47,527
Provision for loss on contract	73,329	-
Due to stockholder	102,769	103,454
Deferred income	11,072	-
Total current liabilities	289,161	150,981

Stockholders' deficit:
Common stock; no par value; 7,000,000 shares authorized; 6,765,676 and 4,989,394 shares issued and outstanding, respectively	4,776,899	3,698,228
Deficit accumulated during the development stage	(4,923,075)	(3,840,059)
Total stockholders' deficit	(146,176)	(141,831)

Total liabilities and stockholders' deficit	$142,985	$9,150

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Operations

			May 27, 1997
	Years Ended		(Inception)
	April 30,		Through
	2009	2008	April 30, 2009

Contract revenues earned	$24,731	$27,008	$51,739
Direct contracting costs	437,404	23,942	461,346
Contracting profit (loss)	(412,673)	3,066	(409,607)

Operating expenses:
General and administrative	660,426	211,473	4,417,908
Depreciation	2,008	2,009	25,191
Total operating costs	662,434	213,482	4,443,099

Operating loss	(1,075,107)	(210,416)	(4,852,706)

Other income (expense):
Interest expense	(8,473)	(17,991)	(74,870)
Interest income	564	59	4,501
Total other expense	(7,909)	(17,932)	(70,369)

Net loss	$(1,083,016)	$(228,348)	$(4,923,075)

Net loss per share – basic and diluted	$(0.19)	$(0.05)

Weighted average number of common shares – basic and diluted	5,712,522	4,664,170

The accompanying notes are an integral part of these financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
May 27, 1997 (Date of Inception) to April 30, 2009

			Deficit
			Accumulated
			During
		Common Stock	Development
	Shares	Amount	Stage	Total
Balances, May 27, 1997	-	$-	$-	$-
Shares issued for materials and services	470,190	1,022,148	-	1,022,148
Shares issued for cash	932,522	1,742,608	-	1,742,608
Shares issued to pay off accounts payable	1,811,384	40,741	-	40,741
Shares issued to purchase fixed assets	7,600	17,100	-	17,100
Imputed interest	-	6,194	-	6,194
Net loss	-	-	(2,967,192)	(2,967,192)
Balances, April 30, 2005	3,221,696	2,828,791	(2,967,192)	(138,401)
Shares issued for cash	176,346	167,658	-	167,658
Shares issued for services	61,844	97,307	-	97,307
Imputed interest	-	13,567	-	13,567
Net loss	-	-	(316,565)	(316,565)
Balances, April 30, 2006	3,459,886	3,107,323	(3,283,757)	(176,434)
Shares issued for cash	396,257	216,621	-	216,621
Shares issued for services	158,718	152,720	-	152,720
Imputed interest	-	4,909	-	4,909
Net loss	-	-	(327,954)	(327,954)
Balances, April 30, 2007	4,014,861	3,481,573	(3,611,711)	(130,138)
Shares issued for cash	936,128	191,697	-	191,697
Shares issued for services	38,405	21,381	-	21,381
Imputed interest	-	3,577	-	3,577
Net loss	-	-	(228,348)	(228,348)
Balances, April 30, 2008	4,989,394	3,698,228	(3,840,059)	(141,831)
Shares issued for cash	1,623,092	842,821	-	842,821
Shares issued for services	153,190	234,189	-	234,189
Imputed interest	-	1,661	-	1,661
Net loss	-	-	(1,083,016)	(1,083,016)
Balances, April 30, 2009	6,765,676	$4,776,899	$(4,923,075)	$(146,176)

The accompanying notes are an integral part of these financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Cash Flows

			May 27, 1997
			(Inception)
	Years Ended		Through
	April 30,		April 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(1,083,016)	$(228,348)	$(4,923,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	234,189	21,381	1,527,745
Depreciation	2,008	2,009	25,191
Interest imputed on stockholder advances	1,661	3,577	29,909
Changes in:
Contracts receivable	(25,115)	-	(25,115)
Prepaid expenses and other current assets	(19,479)	10,589	(20,847)
Provision for loss on contract	73,329	-	73,329
Costs and estimated earnings in excess of billings	(8,251)	-	(8,251)
Accounts payable and accrued liabilities	54,465	(9,648)	199,553
Deferred revenue	11,072		11,072
Customer deposits	-	27,008	4,192
Net cash used in operating activities	(759,137)	(208,152)	(3,106,297)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(13,712)
Net cash used in investing activities	-	-	(13,712)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	842,821	191,697	3,161,404
Borrowings on related party debt	238,189	9,000	711,585
Payments on related party debt	(238,875)	(8,500)	(669,829)
Net cash provided by financing activities	842,135	192,197	3,203,160

NET INCREASE (DECREASE) IN CASH	82,998	(15,955)	83,151
CASH AT BEGINNING OF PERIOD	153	16,108	-
CASH AT END OF PERIOD	$83,151	$153	$83,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	6,774	14,413	-
Income tax paid	-	-	-

The accompanying notes are an integral part of these financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (”Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts changed its name in January 2001 to Mass Megawatts Power, Inc. and has been in the development stage since its incorporation. Mass Megawatts changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Worcester, Massachusetts.

Use of Estimates
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

Basic and Diluted Net Loss per Share
Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents. Any potential dilutive securities that would have an anti-dilutive effect were not included in the calculation of diluted net loss per common share.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Equipment and Depreciation
Equipment is recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.   Depreciation expense for the years ended April 30, 2009 and 2008 were $2,008 and $2,009, respectively.

Income Taxes
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

Research and Development Cost
Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $110,160 and $26,347 for the years ended April 30, 2009 and 2008, respectively.

Revenue Recognition
Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the good is provided.

Revenues from fixed-price construction contracts are recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Revenues from time-and-material contracts are recognized as the work is performed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included in revenues when received.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in prepaid expenses and other current assets.

Deferred Revenue
The Company has deferred revenue for materials that have not been delivered in the amount of $11,072 and none for the years ended April 30, 2009 and 2008, respectively. Amounts collected in advance of the period in which the product or services qualifies for revenue recognition are recorded as deferred revenue. Mass Megawatts relieves the deferred revenue balance and records revenue when the service or products have been performed or delivered in accordance with its revenue recognition policy.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.

Stock-Based Compensation
Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.   SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

During the years ended April 30, 2009 and 2008 Mass Megawatts did not grant any option to its employees.

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Recently Issued Accounting Pronouncements
Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 – CONTRACTS RECEIVABLE

	April 30,
	2009	2008
Contracts in progress:
Current accounts receivable	$25,115	$-
Retentions	11,550	-
Total	$36,665	$-

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts is summarized below.

In 2009 the Company anticipated that is was going to have a loss on its uncompleted contract and recorded the loss at April 30, 2009, prior to the completion of the contract.

	April 30,
	2009	2008

Costs incurred on uncompleted contracts	$460,671	$-
Estimated losses	(410,250)	-
	50,421	-
Less progress billings to date	115,499	-
	$(65,078)	$-

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$8,251	$-
Provision for loss on contract	(73,329)	-
	$(65,078)	$-

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $4,923,075 at April 30, 2009.  In addition, at April 30, 2009, Mass Megawatts had negative working capital of $151,797. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

At April 30, 2009, we owed $102,769 to certain stockholders, which consisted of net funds advanced of $66,323 and amounts owed on personal credit cards for company expenditures of $36,446.

The funds advanced are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2009 and treated as a contribution to capital.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts was granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by eight applications for United States Letters Patented by Jonathan Ricker. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. He is also the Chairman and Chief Executive Officer of Mass Megawatts.

The Company must pay a royalty fee to Mr. Ricker of two percent of the net sales for the life of the patent of each product being licensed.

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

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries have been granted and currently active during Year 2009.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2009	2008

Vehicles	$14,625	$14,625
Equipment	16,187	16,187
Total	$30,812	$30,812
Less: accumulated depreciation	(25,191)	(23,183)
Fixed assets, net	$5,621	$7,629

NOTE 7 – CUSTOMER DEPOSITS

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

NOTE 8 – PERFORMANCE BOND

On August 25, 2008, the company acquired a surety bond in the amount of $123,750 as a performance guaranty with a customer being the beneficiary.

NOTE 9 - COMMON STOCK

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

During the year ended April 30, 2009:

- Mass Megawatts sold 1,623,092 shares of common stock for cash of $842,821.

- Mass Megawatts issued 153,190 shares of common stock to consultants for their services. These shares were recorded at fair value of $234,189.

NOTE 10 - INCOME TAXES

Mass Megawatts uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, Mass Megawatts incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,291,898 at April 30, 2009, and will expire in the years 2018 through 2029.

At April 30, 2009, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,119,245
Less: valuation allowance	(1,119,245)
Net deferred tax asset	$-

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

      None

2.   Changes in Registrant's Certifying Accountants.

      None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, including our chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an independent audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are monitored and reviewed by the Chief Executive Officer. All unexpected results are investigated. We currently hire accounting consultants to assist in implementing additional procedures for the monitoring and review of work performed by our chief financial officer.

In the future, the Company intends to hire additional  management and accounting staff which can develop and implement a system to strengthen its internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER:

Chairman, Chief Executive Officer and Chief Financial Officer

Jonathan Ricker 95 Prescott Street, Worcester, MA Age:   49
     Term as officer: 1997 – current;
     Term expiration: Term is continuous until an action by the majority shareholders.

     For the past 26 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 11 years.

Education (degrees, schools, and dates)

     1978  -  1982     Bentley College    Bachelor of Science, General Business
                       Waltham, MA        Associates Degree, Science of Accounting

     1974  -  1978     Worcester Academy  Liberal Arts Worcester, MA

Chief Operating Officer

     Thomas D. McBride Deerfield Circle Shrewsbury, MA Age: 50
     Term as officer: 1997 – current; Term expiration:
     Term is continuous until an action by the majority shareholders.

     Mr. McBride was instrumental in improving several business operations over the last 28 years. In the past eight years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

Education (degrees, schools, and dates)

     MBA from University of Akron in 1978 BSME from University of Missouri in 1970

CONSULTANTS:

     Michael A. Cook, Age: 52
     Project Finance Manager

     Mr. Cook has over 28 years of experience in the project finance in the energy industry including 16 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies.  Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company.  He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike's method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas Andrellos, Age: 43
     Director of Business Planning

     Mr. Andrellos has over 21 years experience in the areas of Materials Management. Since 1998, he has been a consultant for most high tech companies purchasing and business planning. Tom has led the start-up efforts of a high volume process intensive manufacturing division that expanded into multiple sites in the United States and Far East. He has directed the operational organization in support of budget objectives, business goals, and customer delivery. He has also managed a cost center budget of over $60 million in inventory spending and $100 million in capital equipment purchases. Tom's past experience includes being a new product manager, planning and logistics manager, plant materials manager and an inventory-planning supervisor. Mr. Andrellos received many awards in the areas of leadership, inventory reduction, program management and employee values.

     Thomas M. Dill, Age:  48
     Director of Corporate Services

     Mr. Dill has over 28 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. His project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

 F. Adrian Price, Age: 65
     Principal mechanical engineer

     Adrian has 21 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment.  Since 1999, he was the Chief Mechanical Engineer for Topsfield Engineering.  He also worked for Mass Megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

     Mr. Price has a BS and MS from Massachusetts Institute of Technology

DIRECTORS

     There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

     Gary Bedell
Mr. Bedell is currently a service engineer consultant for several clients in  Massachusetts.  He has several years of technical experience including structural, mechanical and computer related work. Age: 52
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

      Debra Kasputis
Ms. Kasputis has several years of administrative oversight for the operational side of small business activity. Age: 48
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts Power, Inc. of Shrewsbury, MA (See Executive Officers.)

AUDIT COMMITTEE

     The Audit Committee consists of the entire Board of Directors. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by Mass Megawatts’ independent auditors, and reviews and evaluates Mass Megawatts’ internal control functions. The board of directors has determined that Jonathan Ricker is the audit committee “financial expert”, as such term is defined under federal securities law, and is not independent.  Mr. Ricker is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

2008                      2007                      2006
     JONATHAN RICKER      $39,500                                                                $ 10,000                      $-0-

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address        Amount and nature of Beneficial Owner   Percent of Class
Of Beneficial Owner

Jonathan Ricker
95 Prescott Street
Worchester, MA 01605                                           1,709,836                      33.7%

Common Stock
  All officers and directors as                                 1,709,836                      25%

Cede & Co                                                                 1,384,178                      27.7%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

LICENSING  RIGHTS

     Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by several applications still effective during 2009 for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.      EXHIBITS AND REPORTS ON FORM 8-K

     A)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2009:

On July 30,2008, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2008
On August 15,2009,reporting the sale of unregistered stock
On August 15,2009, reporting the departure of Directors and the election of new Directors
On September 22,2008, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31,2008
On November 25,2008, reporting an FD disclosure
On December 18,2008 reporting a press release on the results of operations and financial condition for the fiscal quarter ended October 31,2008
On March 17,2009 reporting a press release on the results of operations and financial condition for the fiscal quarter ended January 31,2009

     B)   Exhibits -

31	Certification of the Chief Financial Officer
Dated July XXX, 2009

32	Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
During fiscal 2008, we were billed by our auditors, Malone & Bailey, PC, approximately $17,450 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees
None

Tax Fees
None

All Other Fees
None

Board of Directors Pre-Approval Process, Policies and Procedures

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

MASS MEGAWATTS WIND POWER, INC.

Dated: July 31, 2009	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 31, 2009	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: July 31, 2009	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: July 31, 2009	By: /s/ Debra Kasputis
Debra Kasputis
Director