Form 10-K/A
period 2009-04-30
MASS MEGAWATTS WIND POWER INC
filed 2009-08-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory note:

This amendment of the 10-K for the year ended April 30, 2009 specifically amends only item 11, item 12, item 13, exhibit 31 and exhibit 32.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2008	2007	2006
JONATHAN RICKER	$39,500	$10,000	$-0-

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of April 30, 2009 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 6,807,110 shares issued and outstanding as of April 30, 2009.

Name and Address	Amount and nature of Beneficial Owner	Percent of Class
Of Beneficial Owner

Jonathan Ricker
95 Prescott Street
Worchester, MA 01605	1,709,836	25.1%

Common Stock
All officers and directors as	1,709,836	25.1%

Cede & Co	2,863,582	42%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2009, to assist with its financial obligations. These advances, in the amount of $42,442 at April 30, 2009, are non-interest bearing, unsecured and due on demand.  Imputed interest of 8% has been recorded during the year ended April 30, 2009.

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

     A)   Form 8-K

          The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2009:

On July 30,2008, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30,2008
On August 15,2008, reporting the sale of unregistered stock
On August 15,2008, reporting the departure of Directors and the election of new Directors
On September 22,2008, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31,2008
On November 25,2008, reporting an FD disclosure
On December 18,2008 reporting a press release on the results of operations and financial condition for the fiscal quarter ended October 31,2008
On March 17,2009 reporting a press release on the results of operations and financial condition for the fiscal quarter ended January 31,2009

     B)   Exhibits -

31	Certification of the Chief Financial Officer
Dated July 31, 2009

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

MASS MEGAWATTS WIND POWER, INC.

Dated: August 7, 2009	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 7, 2009	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: August 7, 2009	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: August 7, 2009	By: /s/ Debra Kasputis
Debra Kasputis
Director