Form 10-Q
period 2009-07-31
MASS MEGAWATTS WIND POWER INC
filed 2009-09-18
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period  from  _______,20___ ,  to ______ ,20 ___.

Commission  File  Number  000-32465

MASS MEGAWATTS WIND POWER, INC.
(Exact Name of Registrant as Specified in Charter)

Massachusetts	04-3402789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

95 Prescott Street, Worcester, Massachusetts 01605
(Address of Principal Executive Offices)

(508) 751-5432
(Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-Q or any amendment to this Form 10-Q.      Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No ☒

There were 7,049,524 shares of the Registrant's no par value common stock outstanding as of July 31, 2009

Mass Megawatts Wind Power, Inc.
(A Development Stage Enterprise)

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of July 31, 2009, and April 30, 2009 (Unaudited)	2
Statements of Operations for the Three Months Ended July 31, 2009 and 2008 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2009 (Unaudited)	3
Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to July 31, 2009 (Unaudited)	4
Notes to Unaudited Financial Statements	5

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2009	April 30, 2009
ASSETS
Current assets:
Cash	$77,230	$83,151
Contracts receivable	25,115	25,115
Prepaid expenses and other current assets	15,569	20,847
Costs in excess of billings on uncompleted contracts	8,251	8,251
Total current assets	126,165	137,364

Fixed assets, net of accumulated depreciation of $25,693 and $25,191, respectively	5,119	5,621

Total assets	$131,284	$142,985

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$56,141	$101,991
Provision for loss on contract	34,478	73,329
Due to stockholder	68,769	102,769
Deferred income	61,072	11,072
Total current liabilities	220,460	289,161

Stockholders' deficit:
Common stock; no par value; 12,000,000 shares authorized; 7,049,524 issued and outstanding at July 31, 2009; 7,000,000 authorized; 6,765,676 issued and outstanding at April 30, 2009	4,965,457	4,776,899
Deficit accumulated during development stage	(5,054,633)	(4,923,075)
Total stockholders' deficit	(89,176)	(146,176)
Total liabilities and stockholders' deficit	$131,284	$142,985

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			May 27, 1997
	Three Months Ended		(Inception)
	July 31,		Through
	2009	2008	July 31, 2009

Contract revenues earned	$-	$-	$51,739
Direct contracting costs	-	-	461,346
Contracting loss	-	-	(409,607)

Operating expenses:
General and administrative	128,175	269,925	4,546,083
Depreciation	502	502	25,693
Total operating costs	128,677	270,427	4,571,776

Operating loss	(128,677)	(270,427)	(4,981,383)

Other income (expense):
Interest expense	(2,933)	(3,375)	(77,803)
Interest income	52	319	4,553
Total other expense	(2,881)	(3,056)	(73,250)

Net loss	$(131,558)	$(273,483)	$(5,054,633)

Net loss per share – basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares – basic and diluted	6,877,246	5,076,453

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			May 27, 1997
			(Inception)
	Three Months Ended		Through
	July 31,		July 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(131,558)	$(273,483)	$(5,054,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	12,350	125,807	1,540,095
Depreciation	502	502	25,693
Interest imputed on stockholder advances	1,027	-	30,936
Changes in:
Contracts receivable	-	-	(25,115)
Prepaid expenses and other current assets	5,278	(42,802)	(15,569)
Provision for loss on contract	(38,851)	-	34,478
Costs and estimated earnings in excess of billings	-	-	(8,251)
Accounts payable and accrued liabilities	(45,850)	(54,121)	153,703
Deferred revenue	50,000	-	61,072
Customer deposits	-	-	4,192
Net cash used in operating activities	(147,102)	(244,097)	(3,253,399)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(13,712)
Net cash used in investing activities	-	-	(13,712)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	175,181	446,781	3,336,585
Borrowings on related party debt	30,595	-	742,180
Payments on related party debt	(64,595)	(42,442)	(734,424)
Net cash provided by financing activities	141,181	404,339	3,344,341

NET INCREASE (DECREASE) IN CASH	(5,921)	160,242	77,230
CASH AT BEGINNING OF PERIOD	83,151	153	-
CASH AT END OF PERIOD	$77,230	$160,395	$77,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	1,906	3,375
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form S-1 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2009 have been omitted.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 – CONTRACTS RECEIVABLE

	July 31,
	2009	2008
Contracts in progress:
Current accounts receivable	$25,115	$-
Retainage	11,550	-
Total	$36,665	$-

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts is summarized below.

In 2009 the Company anticipated that is was going to have a loss on its uncompleted contract and recorded the loss at April 30, 2009, prior to the completion of the contract.

	July 31,
	2009	2008

Costs incurred on uncompleted contracts	$499,522	$-
Estimated losses	(410,250)	-
	89,272	-
Less progress billings to date	115,499	-
	$(26,227)	$-

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$8,251	$-
Provision for loss on contract	(34,478)	-
	$(26,227)	$-

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,054,633 at July 31, 2009. In addition, at July 31, 2009, Mass Megawatts had a working capital deficit of $94,295. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

At July 31, 2009, we owed $68,769 to certain stockholders, which consisted of net funds advanced of $36,323 and amounts owed on personal credit cards for company expenditures of $32,446.

The funds advanced are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the three months ended July 31, 2009 and 2008 and treated as a contribution to capital. Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

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

NOTE 6 – CUSTOMER DEPOSITS

During the first quarter of fiscal 2010, Mass Megawatts received $50,000 from a third party as a deposit on construction of a wind power plant.  Construction on this project was started during late August 2009.

NOTE 7 – COMMON STOCK

During the three months ended July 31, 2009:

- Mass Megawatts issued 10,000 shares of common stock to consultants for their services. These shares were valued and recorded at fair value of $12,350.

- Mass Megawatts sold 273,848 shares of common stock for cash of $175,181.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2009 AS COMPARED TO THE
PERIOD ENDED JULY 31, 2008:

The Company shows a loss of $131,558 for the three months ended July 31, 2009 and $273,483 for the three months ended July 31, 2008. The losses are related mostly to the professional fees and development of a prototype, including engineering work.  Other costs include development of site locations for projects, as well as administrative expenses.

Liquidity and Capital Resources

We had total assets of $131,284 as of April 30, 2009, which consisted of cash of $77,230, contracts receivable of $25,115, costs in excess of billings on uncompleted contracts of $8,251, prepaid expenses and other current assets of $15,569, and fixed assets net of accumulated depreciation of $5,119.

We had total liabilities of $220,460 as of April 30, 2009, consisting of accounts payable and accrued liabilities of $56,141, provision for loss on contract of $34,478, loans and advances provided by director of $68,769, and deferred income of $61,072.

We have had net losses since inception and had at accumulated deficit of $5,054,633 at July 31, 2009.

We had net cash used in operating activities of $147,102 for the three months ended July 31, 2009.  We had a net loss of $131,558 including non-cash items of $12,350 related to stock issued for services, $502 of depreciation and imputed interest of $1,027.

We had $141,181 in net cash provided by financing activities for the three months ended July 31, 2009, including $175,181 in proceeds from the sale of stock.

We had no outstanding cash commitments as of July 31, 2009.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $175,000 for the three months ended July 31, 2009. The Company has dedicated approximately $75,000 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing. The Company has also spent approximately $100,000 for administration, working capital, marketing, and advertising.

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

EMPLOYEES

As of July 31, 2009, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2009, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

STRATEGY  AND  MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges.  The Company plans to try to avoid difficulties of evaluating wind resources, obtaining sites, financing, and locating potential purchasers of power plants by redeveloping abandoned or obsolete wind farms. Our strategy places turbines in high wind areas where the purchase contracts from utilities for wind energy are already available.  We have identified large users of electric power in high wind locations. Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives including a federal tax credit of 30% of the capital cost passed by Congress and signed into law by President Obama. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. has prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages.  (Details may be found on our website under "New Developments -- Tax Package".)  Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

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

Our management, including our chief executive officer and chief financial officer at the end of the period covered by this Report, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended July 31, 2009, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.50 per share (May 2009)	4,000	$2,000
Common stock for cash at $0.60 per share (May 2009)	35,000	$21,000
Common stock for cash at $0.65 per share (May 2009)	10,000	$6,500
Common stock for cash at $0.56 per share (June 2009)	45,000	$25,200
Common stock for cash at $0.65 per share (June 2009)	2,000	$1,300
Common stock for cash at $0.70 per share (June 2009)	81,728	$57,210
Common stock for cash at $0.60 per share (July 2009)	52,177	$31,306
Common stock for cash at $0.65 per share (July 2009)	10,000	$6,500
Common stock for cash at $0.70 per share (July 2009)	17,443	$12,210
Common stock for cash at $0.72 per share (July 2009)	14,000	$10,080
Common stock for cash at $0.75 per share (July 2009)	2,500	$1,875
Common stock for services at $1.37 per share (June 2009)	5,000	$6,850
Common stock for services at $1.10 per share (July 2009)	5,000	$5,500

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the three month period ended July 31, 2009, the Company was not in default on any of its indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended July 31, 2009, the Company submitted to a vote of security holders , an amendment to the Articles of Incorporation to increase of common stock authorized from 7,000,000 to 12,000,000. The amendment was passed ..

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

(b)   Reports  on  Form  8-K  -  The  Company  filed  a  Form  8-K  on July 31, 2009, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2009.

SIGNATURES

Pursuant  to  the  requirements  of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto  duly  authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	09/17/09	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	09/17/09	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated:	09/17/09	By:	/s/ Debra Kasputis
Debra Kasputis
Director