Form 10-Q
period 2009-10-31
MASS MEGAWATTS WIND POWER INC
filed 2009-12-17
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period  from _______ ,20__,  to ______ ,20__.

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

There were 7,457,349 shares of the Registrant's no par value common stock outstanding as of December 16, 2009.

Mass Megawatts Wind Power, Inc.
(A Development Stage Enterprise)

Contents

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial Statements:

Balance Sheets as of October 31, 2009, and April 30, 2009 (Unaudited)	2

Statements of Operations for the Three and Six Months Ended October 31, 2009 and 2008 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2009 (Unaudited)	3

Statements of Cash Flows for the Six Months Ended October 31, 2009 and 2008 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to October 31, 2009 (Unaudited)	4

Notes to Unaudited Financial Statements	5

Contents

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2009	April 30, 2009

Current Assets
Cash	$54,303	$83,151
Contracts receivable	25,115	25,115
Prepaid expenses and other current assets	17,723	20,847
Costs in excess of billings on uncompleted contracts	8,251	8,251
Total current assets	105,392	137,364

Fixed assets, net of accumulated depreciation of $26,195 and $25,191, respectively	4,617	5,621
Total assets	$110,009	$142,985

Current liabilities:
Accounts payable and accrued liabilities	$69,755	$101,991
Provision for loss on contract	42,333	73,329
Due to stockholder	60,601	102,769
Deferred income	11,072	11,072
Total current liabilities	183,761	289,161

Stockholders’ deficit:
Common stock; no par value; 12,000,000 shares authorized; 7,457,349 issued and outstanding at October 31, 2009; 7,000,000 authorized; 6,765,676 issued and outstanding at April 30, 2009	5,162,418	4,776,899
Deficit accumulated during development stage	(5,236,170)	(4,923,075)
Total stockholders' deficit	(73,752)	(146,176)
Total liabilities and stockholders’ deficit	$110,009	$142,985

The accompanying notes are an integral part of these unaudited financial statements.

Contents

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		May 27, 1997 Inception through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Contract revenues earned	$-	$-	$-	$-	$51,739
Direct contracting costs	28,766	-	28,766	-	490,112
Contracting loss	(28,766)	-	(28,766)	-	(438,373)

Operating expenses:
General and administrative	149,943	89,515	278,118	359,438	4,696,026
Depreciation	502	502	1,004	1,004	26,195
Total operating costs	150,445	90,017	279,122	360,442	4,722,221

Operating loss	(179,211)	(90,017)	(307,888)	(360,442)	(5,160,594)

Other income (expense):
Interest expense	(2,350)	(655)	(5,283)	(4,030)	(80,153)
Interest income	24	188	76	506	4,577
Total other expense	(2,326)	(467)	(5,207)	(3,524)	(75,576)

Net loss	$(181,537)	$(90,484)	$(313,095)	$(363,966)	$(5,236,170)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.07)

Weighted average number of common shares - basic and diluted	7,217,033	5,798,921	7,047,140	5,435,766

The accompanying notes are an integral part of these unaudited financial statements

Contents

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended		May 27, 1997 (Inception) Through
	October 31,		July 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(313,095)	$(363,966)	$(5,236,170)
Adjustments to reconcile net loss to net cash used by operating activities
Shares issued for services	39,389	131,814	1,567,134
Depreciation	1,004	1,004	26,195
Interest imputed on stockholder advances	1,664	101	31,573
Changes in:
Contracts receivable	-	-	(25,115)
Prepaid expenses and other current assets	3,124	(129,366)	(17,723)
Provision for loss on contract	(30,996)	-	42,333
Costs and estimated earnings in excess of billings	-	-	(8,251)
Accounts payable and accrued liabilities	(32,236)	(62,623)	167,317
Deferred revenue	-	-	11,072
Customer deposits	-	-	4,192
Net cash used in operating activities	(331,146)	(423,036)	(3,437,443)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(13,712)
Net cash used in investing activities	-	-	(13,712)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	344,466	452,031	3,505,870
Borrowings on related party debt	73,648	22,100	785,233
Payments on related party debt	(115,816)	(42,442)	(785,645)
Net cash provided by financing activities	302,298	431,689	3,505,458

NET INCREASE (DECREASE) IN CASH	(28,848)	8,653	54,303
CASH AT BEGINNING OF PERIOD	83,151	153	-
CASH AT END OF PERIOD	$54,303	$8,806	$54,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	3,619	4,030
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Contents

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form S-1 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2009 have been omitted.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Contents

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 – CONTRACTS RECEIVABLE

	October 31,
	2009	2008
Contracts in progress:
Current accounts receivable	$25,115	$-
Retentions	11,550	-
Total	$36,665	$-

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts is summarized below.

During the six months ended October 31, 2009, the Company anticipated a loss on an uncompleted contract and recorded a provision of $28,766, which is recorded as direct contracting costs. During the year ended April 30, 2009, the Company recorded loss provisions totaling $410,250 on uncompleted contracts.

	October 31,
	2009	2008

Costs incurred on uncompleted contracts	$570,433	$-
Estimated losses	(439,016)	-
	131,417	-
Less progress billings to date	165,499	-
	$(34,082)	$-

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$8,251	$-
Provision for loss on contract	(42,333)	-
	$(34,082)	$-

Contents

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,236,170 at October 31, 2009.  In addition, at October 31, 2009, Mass Megawatts had a working capital deficit of $78,369. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

At October 31, 2009, Mass Megawatts owed $60,601 to certain stockholders, which consisted of net funds advanced of $31,323 and amounts owed on personal credit cards for company expenditures of $29,278.

The funds advanced are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the six months ended October 31, 2009 and 2008 and treated as a contribution to capital.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

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

Contents

NOTE 6 – CUSTOMER DEPOSITS

During the first quarter of fiscal 2010, Mass Megawatts received $50,000 from a third party as a deposit on construction of a wind power plant.  Construction on this project was started during late August 2009.  The construction was completed as of October 31, 2009, and the project is undergoing final testing before the interconnection with the grid.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2009:

- Mass Megawatts issued 36,825 shares of common stock to consultants for their services. These shares were valued and recorded at fair value of $39,389.

- Mass Megawatts sold 654,848 shares of common stock for cash of $344,466.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of this filing and nothing significant was noted.

Contents

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2009 AS COMPARED TO THE
PERIOD ENDED OCTOBER 31, 2008:

The Company incurred net losses of $313,095 for the six months ended October 31, 2009 and $363,966 for the six months ended October 31, 2008. The losses are related mostly to the professional fees and development of a prototype, including engineering work.  Other costs include development of site locations for projects, as well as administrative expenses.

Liquidity and Capital Resources

We had total assets of $110,009 as of October 31, 2009, which consisted of cash of $54,303, contracts receivable of $25,115, costs in excess of billings on uncompleted contracts of $8,251, prepaid expenses and other current assets of $17,723, and fixed assets net of accumulated depreciation of $4,617.

We had total liabilities of $183,761 as of October 31, 2009, consisting of accounts payable and accrued liabilities of $69,755, provision for loss on contract of $42,333, loans and advances provided by shareholders of $60,601, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $5,236,170 at October 31, 2009.

Net cash used in operating activities was $331,146 for the six months ended October 31, 2009.  We had a net loss of $313,095 including non-cash items of $39,389 related to stock issued for services, $1,004 of depreciation and imputed interest of $1,664.

Net cash provided by financing activities was $302,298 for the six months ended October 31, 2009, including $344,466 in proceeds from the sale of stock.

We had no outstanding cash commitments as of October 31, 2009.

Contents

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $344,000 for the six months ended October 31, 2009. The Company has dedicated approximately $106,000 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing. The Company has also spent approximately $238,000 for administration, working capital, marketing, and advertising.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2009 compared to the Six Months Ended October 31, 2008

The net loss for the six months ended October 31, 2009 (“2009 Period”) was $313,095 compared to a net loss of $363,966 for the six months ended October 31, 2008 (“2008 Period”), a decrease of $50,871.  This decrease in net loss is primarily attributable to a decrease of $81,320 in general and administrative expenses offset by an increase of $28,766 anticipated losses on uncompleted contracts.

Contents

Our operating expenses were $279,122 for the 2009 Period compared to operating expenses of $360,442 for the 2008 period, a decrease of $81,320.  This decrease in net loss is primarily attributable to a decrease in common stock issued as compensation for consulting services.

Three Months Ended October 31, 2009 compared to the Three Months Ended October 31, 2008

The net loss for the three months ended October 31, 2009 (“2009 Period”) was $181,537 compared to a net loss of $90,484 for the three months ended October 31, 2008 (“2008 Period”), an increase of $91,053.  This increase in net loss is primarily attributable to an increase of $60,428 in general and administrative expenses and an increase of $28,766 anticipated losses on uncompleted contracts.

Our operating expenses were $150,445 for the 2009 Period compared to operating expenses of $90,017 for the 2008 period, an increase of $60,428.  This increase in net loss is primarily attributable to an increase in travel and consulting costs of $37,612 related to construction in progress; issuance of common stock for services recorded at their fair value of $27,039; an increase of $11,442 in prototype development and other general and administrative costs; these increases were offset by a reduction in marketing costs of $15,666.

OPERATIONS SUMMARY

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

Contents

EMPLOYEES

As of October 31, 2009, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2009, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

DISTRIBUTION

Although little marketing is required for profitable trades on the power exchanges, the Company will, at some time in the future, seek a higher price for each kilowatt/hour sold. When the Company pursues this effort, sales and service activities are planned to be handled through strategic alliances with new and emerging electric power brokers, which have formed as a result of deregulation in the retail sale of electricity. Power brokers buy blocks of electricity in megawatt/hour units. For example, a power broker would enter into a contract to purchase 10,000 megawatts/hours of electricity for $400,000 over a period of one year and provide a five percent non-refundable deposit on each block of electricity reserved for future purchases. Such brokers include All Energy, Green Mountain Resources, and Energy Vision.  Another marketing resource for the Company’s product is Electricity Choice, which helps negotiate consumer electric sales. The Company plans to aggressively promote its products to brokers, focusing on cost savings and environmental benefits. It plans to also solicit bids from power brokers, most of who are registered in the states in which they do business. Compensation to brokers is straightforward and is typically calculated as a percentage of power sales.

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

Contents

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

Changes in Internal Control Over Financial Reporting

Contents

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During  the three months ended October 31, 2009, the Company issued the followingshares  of  stock:

	Shares	Amount
Common stock for cash at $0.56 per share (August 2009)	40,000	$22,400
Common stock for cash at $0.65 per share (August 2009)	21,500	$13,975
Common stock for cash at $0.70 per share (August 2009)	27,500	$19,250
Common stock for cash at $0.42 per share (September 2009)	45,000	$18,900
Common stock for cash at $0.45 per share (September 2009)	10,000	$4,500
Common stock for cash at $0.30 per share (October 2009)	40,000	$12,000
Common stock for cash at $0.34 per share (October 2009)	15,000	$5,100
Common stock for cash at $0.40 per share (October 2009)	170,000	$68,000
Common stock for cash at $0.43 per share (October 2009)	12,000	$5,160
Common stock for services at $1.09 per share (August 2009)	9,500	$10,355
Common stock for services at $1.00 per share (September 2009)	4,500	$4,500
Common stock for services at $0.95 per share (September 2009)	12,825	$12,184

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

Contents

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During  the six month  period ended October 31, 2009, the Company was not in default  on  any  of  its  indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During  the six month period ended October 31, 2009, the Company submitted  to a  vote  of  security  holders , an amendment to the Articles of Incorporation to increase of common stock authorized from 7,000,000 to 12,000,000.  The amendment was passed.

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

32  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18  U.S.C  1350, AS  ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

(b)   Reports  on  Form  8-K  -  The  Company  filed  a  Form  8-K  on July 31, 2009, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2009.  Additionally, the  Company  filed  a  Form  8-K  on September 18, 2009, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2009.

Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 12/17/09	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: 12/17/09	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: 12/17/09	By: /s/ Debra Kasputis
Debra Kasputis
Director