Form 10-Q
period 2010-01-31
MASS MEGAWATTS WIND POWER INC
filed 2010-03-12
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period  from _______,20__,  to _______,20__.

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

There were 8,015,196 shares of the Registrant's no par value common stock outstanding as of March 12, 2010.

Mass Megawatts Wind Power, Inc.
(A Development Stage Enterprise)

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial Statements:

Balance Sheets as of January 31, 2010, and April 30, 2009 (Unaudited)	1

Statements of Operations for the Three and Nine Months Ended January 31, 2010 and 2009 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to January 31, 2010 (Unaudited)	2

Statements of Cash Flows for the Nine Months Ended January 31, 2010 and 2009 (Unaudited) and for the Period May 27, 1997 (Date of Inception) to January 31, 2010 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2010	2009

Current Assets:
Cash	$74,774	$83,151
Contracts receivable	25,115	25,115
Prepaid expenses and other current assets	15,966	20,847
Costs in excess of billings on uncompleted contracts	-	8,251
Total current assets	115,855	137,364

Fixed assets, net of accumulated depreciation of $26,697 and $25,191, respectively	4,115	5,621
Total Assets	$119,970	$142,985

Current liabilities:
Accounts payable and accrued liabilities	$30,587	$101,991
Provision for loss on contract	-	73,329
Due to stockholder	59,932	102,769
Deferred income	11,072	11,072
Total current liabilities	101,591	289,161

Stockholders' equity (deficit):
Common stock; no par value; 12,000,000 shares authorized; 8,015,196 issued and outstanding at January 31, 2010; 7,000,000 authorized; 6,765,676 issued and outstanding at April 30, 2009	5,351,484	4,776,899
Deficit accumulated during development stage	(5,333,105)	(4,923,075)
Total stockholders' equity (deficit)	18,379	(146,176)
Total liabilities and stockholders' equity (deficit)	$119,970	$142,985

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					May 27, 1997
					Inception
	Three Months Ended		Nine Months Ended		through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Contract revenues earned	$-	$35,802	$-	$35,802	$51,739
Direct contracting costs	6,535	106,734	35,301	106,734	496,647
Contracting loss	(6,535)	(70,932)	(35,301)	(70,932)	(444,908)

Operating expenses:
General and administrative	88,222	74,733	366,340	434,172	4,784,248
Gain on sale of assets	(900)	-	(900)	-	(900)
Depreciation	502	502	1,506	1,506	26,697
Total operating costs	87,824	75,235	366,946	435,678	4,810,045

Operating loss	(94,359)	(146,167)	(402,247)	(506,610)	(5,254,953)

Other income (expense):
Interest expense	(2,591)	(1,731)	(7,874)	(5,761)	(82,744)

Interest income	15	33	91	539	4,592
Total other expense	(2,576)	(1,698)	(7,783)	(5,222)	(78,152)

Net Loss	$(96,935)	$(147,865)	$(410,030)	$(511,832)	$(5,333,105)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.09)

Weighted average number of common shares - basic and diluted	7,746,493	5,899,151	7,280,257	5,590,020

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			May 27. 1997
			(Inception)
	Three Months Ended		Through
	January 31,		January 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(410,030)	$(511,832)	$(5,333,105)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	44,622	131,814	1,572,367
Depreciation	1,506	1,506	26,697
Gain on the sale of fixed assets	(900)	-	(900)
Interest imputed on stockholder advances	2,295	689	32,204
Changes in:
Contracts receivable	-	(4,134)	(25,115)
Prepaid expenses and other current assets	4,881	(9,056)	(15,966)
Provision for loss on contract	(73,329)	86,250	-
Costs and estimated earnings in excess of billings	8,251	(145,209)	-
Accounts payable and accrued liabilities	(71,404)	(28,663)	67,136
Deferred revenue	-	-	11,072
Customer deposits	-	-	4,192
Net cash used in operating activities	(494,108)	(478,635)	(3,661,418)

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	900	-	900
Purchase of fixed assets	-	-	(13,712)
Net cash used in investing activities	900	-	(12,812)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	527,668	503,271	3,689,072
Net borrowings on shareholder credit cards	(7,837)	-	28,609
Borrowings on related party debt	-	47,900	547,277
Payments on related party debt	(35,000)	(42,442)	(515,954)
Net cash provided by financing activities	484,831	508,729	3,749,004

NET INCREASE (DECREASE) IN CASH	(8,377)	30,094	74,774
CASH AT BEGINNING OF PERIOD	83,151	153	-
CASH AT END OF PERIOD	$74,774	$30,247	$74,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,578	$5,761
Income tax paid	-	-

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

NOTE 2 – CONTRACTS RECEIVABLE

	January 31,
	2010	2009
Contracts in progress:
Current accounts receivable	$25,115	$-
Retentions	11,550	4,134
Total	$36,665	$4,134

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts is summarized below.

During the nine months ended January 31, 2010, the Company anticipated a loss on an uncompleted contract and recorded a provision of $35,301, which is recorded as direct contracting costs.  During the year ended April 30, 2009, the Company recorded loss provisions totaling $410,250 on uncompleted contracts.

	January 31,
	2010	2009

Costs incurred on uncompleted contracts	$649,301	$186,545
Estimated losses	(445,551)	(86,250)
	203,750	100,295
Less progress billings to date	203,750	41,336
	$-	$58,959

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$-	$145,209
Provision for loss on contract	-	(86,250)
	$-	$58,959

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,333,105 at January 31, 2010.  In addition, at January 31, 2010, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

At January 31, 2010, Mass Megawatts owed $59,932 to certain stockholders, which consisted of net funds advanced of $31,323 and amounts owed on personal credit cards for company expenditures of $28,609.

The funds advanced are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the nine months ended January 31, 2010 and 2009 and treated as a contribution to capital.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2010:

- Mass Megawatts issued 42,772 shares of common stock to consultants for their services. These shares were valued and recorded at fair value of $44,622.

- Mass Megawatts sold 1,206,748 shares of common stock for cash of $527,668.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2010 AS COMPARED TO THE
PERIOD ENDED JANUARY 31, 2009:

The Company incurred net losses of $410,030 for the nine months ended January 31, 2010 and $511,832 for the nine months ended January 31, 2009. The losses are related mostly to the professional fees and development of a prototype, including engineering work.  Other costs include development of site locations for projects, as well as administrative expenses.

Liquidity and Capital Resources

We had total assets of $119,970 as of January 31, 2010, which consisted of cash of $74,774, contracts receivable of $25,115, prepaid expenses and other current assets of $15,966, and fixed assets net of accumulated depreciation of $4,115.

We had total liabilities of $101,591 as of January 31, 2010, consisting of accounts payable and accrued liabilities of $30,587, loans and advances provided by director of $59,932, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $5,333,105 at January 31, 2010.

Net cash used in operating activities was $494,108 for the nine months ended January 31, 2010.  We had a net loss of $410,030 including non-cash items of $44,622 related to stock issued for services, $1,506 of depreciation, $900 of a gain on the sale of fixed assets and imputed interest of $2,295.

Net cash provided by investing activities was $900 for the nine months ended January 31, 2010 consisting of proceeds received from the sale of fixed assets.

Net cash provided by financing activities was $484,831 for the nine months ended January 31, 2010, including $527,668 in proceeds from the sale of stock.

We had no outstanding cash commitments as of January 31, 2010.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $527,000 for the nine months ended January 31, 2010. The Company has dedicated approximately $189,000 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing. The Company has also spent approximately $338,000 for administration, working capital, marketing, and advertising.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2010 compared to the Nine Months Ended January 31, 2009

The net loss for the nine months ended January 31, 2010 (“2009 Period”) was $410,030 compared to a net loss of $511,832 for the nine months ended January 31, 2009 (“2008 Period”), a decrease of $101,802.  This decrease in net loss is primarily attributable to a decrease of $67,832 in general and administrative expenses and $35,631 in losses on completed contracts.

Our operating expenses were $366,946 for the 2009 Period compared to operating expenses of $435,678 for the 2008 period, a decrease of $68,732.  This decrease in net loss is primarily attributable to a decrease in common stock issued as compensation for consulting services.

Three Months Ended January 31, 2010 compared to the Three Months Ended January 31, 2009

The net loss for the three months ended January 31, 2010 (“2009 Period”) was $96,935 compared to a net loss of $147,865 for the three months ended January 31, 2009 (“2008 Period”), a decrease of $50,930.  This decrease in net loss is primarily attributable to a decrease of $64,397 in anticipated losses on uncompleted contracts offset by an increase of $13,469 in general and administrative expenses.

Our operating expenses were $87,824 for the 2009 Period compared to operating expenses of $75,235 for the 2008 period, an increase of $12,589.  This increase in net loss is primarily attributable to an increase in travel and consulting costs of $28,671 related to construction in progress; issuance of common stock for services recorded at their fair value of $5,233; these increases were offset by a reduction in prototype development and other general and administrative costs of $20,411.

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

EMPLOYEES

As of January 31, 2010, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the nine month period ended January 31, 2010, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to a lack of segregation of duties and an overreliance on consultants in our accounting and reporting process.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During  the three months ended January 31, 2010, the Company issued the following shares of stock:

	Shares	Amount

Common stock for cash at $0.30 per share (November 2009)	35,000	$10,500
Common stock for cash at $0.33 per share (November 2009)	109,400	$36,102
Common stock for cash at $0.40 per share (November 2009)	7,500	$3,000
Common stock for cash at $0.35 per share (December 2009)	100,000	$35,000
Common stock for cash at $0.40 per share (December 2009)	100,000	$40,000
Common stock for cash at $0.27 per share (January 2010)	80,000	$21,600
Common stock for cash at $0.30 per share (January 2010)	100,000	$30,000
Common stock for cash at $0.35 per share (January 2010)	20,000	$7,000
Common stock for services at $0.88 per share (November 2009)	5,947	$5,233

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the nine month period ended January 31, 2010, the Company was not in default on any of its indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine month period ended January 31, 2010, the Company submitted to a vote of security holders , an amendment to the Articles of Incorporation to increase of common stock authorized from 7,000,000 to 12,000,000. The amendment was passed.

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

32 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K - The Company filed a Form 8-K on December 17, 2009, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	03/12/10	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	03/12/10	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	03/12/10	By: /s/ Debra Kasputis
Debra Kasputis
Director