Form 10-K
period 2010-04-30
MASS MEGAWATTS WIND POWER INC
filed 2010-08-09
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	☐Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐       No ☒

State issuer's revenues for its most recent fiscal year. None

As of April 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,108,384, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 2,220,274 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 9, 2010, the number of shares outstanding of the Registrant's Common Stock, no par value was 6,765,676.

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

The sale of electricity to power brokers is more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a 2 cents per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Mass Megawatts plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. Mass megawatts plans to build and operate wind energy plants and sell the electricity either through contracts with utilities, which is the traditional method for independent power plants, or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. In some cases, we have plans to sell the power plants themselves to large customers or utilities.

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

As previously stated, wind energy is booming and it is the fastest growing source of energy worldwide for three consecutive years according to the National Renewable Energy Laboratory in Boulder, Colorado. Some fossil fuel energy companies, regarded for their forward thinking management, see opportunities in wind power development. Over $1.5 billion in worldwide sales of wind power plants has been achieved. The total world investment in wind power projects in 2007 is more than $8.5 billion according the American Wind Energy Association. Following are just a few of the companies involved in wind power, and they represent the largest wind turbine manufactures in the world.

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

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2010 or 2009.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2010 and 2009 amounted to $3,063 and $110,160, respectively. All of these costs are borne by the Company.

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

EMPLOYEES

As of April 30, 2010, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2010, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

During the year ended April 30, 2010, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 7,000,000 to 12,000,000 shares.  The amendment was passed.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMGW.OB” or “MMGW."  The following table sets forth, for the fiscal years ended April 30, 2010 and April 30, 2009, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2010
	HIGH	LOW
First Quarter	$1.64	$1.00
Second Quarter	1.17	.63
Third Quarter	1.25	.51
Fourth Quarter	1.09	.55

	2009
	HIGH	LOW
First Quarter	$2.94	$.60
Second Quarter	2.13	.84
Third Quarter	1.20	.51
Fourth Quarter	1.74	.51

During the year ended April 30, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2010, the Company issued the following shares of stock:

	Shares	Amount
Consulting:
Common stock for services at $1.37 per share (June 2009)	5,000	$6,850
Common stock for services at $1.10 per share (July 2009)	5,000	$5,500
Common stock for services at $1.09 per share (August 2009)	9,500	$10,355
Common stock for services at $1.00 per share (September 2009)	4,500	$4,500
Common stock for services at $0.95 per share (September 2009)	12,825	$12,184
Common stock for services at $0.88 per share (November 2009)	5,947	$5,233
Common stock for services at $0.86 per share (February 2010)	30,000	$25,650
Common stock for services at $0.77 per share (March 2010)	7,500	$5,775
Common stock for services at $0.75 per share (March 2010)	15,000	$11,250
Common stock for services at $0.72 per share (March 2010)	3,000	$2,160

Cash:
Common stock for cash at $0.50 per share (May 2009)	4,000	$2,000
Common stock for cash at $0.60 per share (May 2009)	35,000	$21,000
Common stock for cash at $0.65 per share (May 2009)	10,000	$6,500
Common stock for cash at $0.56 per share (June 2009)	45,000	$25,200
Common stock for cash at $0.65 per share (June 2009)	2,000	$1,300
Common stock for cash at $0.70 per share (June 2009)	81,728	$57,210
Common stock for cash at $0.60 per share (July 2009)	52,177	$31,306
Common stock for cash at $0.65 per share (July 2009)	10,000	$6,500
Common stock for cash at $0.70 per share (July 2009)	17,443	$12,210
Common stock for cash at $0.72 per share (July 2009)	14,000	$10,080
Common stock for cash at $0.75 per share (July 2009)	2,500	$1,875
Common stock for cash at $0.56 per share (August 2009)	40,000	$22,400
Common stock for cash at $0.65 per share (August 2009)	21,500	$13,975
Common stock for cash at $0.70 per share (August 2009)	27,500	$19,250
Common stock for cash at $0.42 per share (September 2009)	45,000	$18,900
Common stock for cash at $0.45 per share (September 2009)	10,000	$4,500
Common stock for cash at $0.30 per share (October 2009)	40,000	$12,000
Common stock for cash at $0.34 per share (October 2009)	15,000	$5,100
Common stock for cash at $0.40 per share (October 2009)	170,000	$68,000
Common stock for cash at $0.43 per share (October 2009)	12,000	$5,160
Common stock for cash at $0.30 per share (November 2009)	35,000	$10,500
Common stock for cash at $0.33 per share (November 2009)	109,400	$36,102
Common stock for cash at $0.40 per share (November 2009)	7,500	$3,000
Common stock for cash at $0.35 per share (December 2009)	100,000	$35,000
Common stock for cash at $0.40 per share (December 2009)	100,000	$40,000
Common stock for cash at $0.27 per share (January 2010)	80,000	$21,600
Common stock for cash at $0.30 per share (January 2010)	100,000	$30,000
Common stock for cash at $0.35 per share (January 2010)	20,000	$7,000
Common stock for cash at $0.30 per share (February 2010)	120,000	$36,000
Common stock for cash at $0.35 per share (February 2010)	5,000	$1,750
Common stock for cash at $0.36 per share (February 2010)	86,000	$30,960
Common stock for cash at $0.37 per share (February 2010)	35,000	$12,950
Common stock for cash at $0.38 per share (February 2010)	20,000	$7,600
Common stock for cash at $0.40 per share (February 2010)	10,000	$4,000
Common stock for cash at $0.43 per share (February 2010)	23,500	$10,105
Common stock for cash at $0.31 per share (March 2010)	196,775	$61,000
Common stock for cash at $0.36 per share (March 2010)	14,000	$5,040
Common stock for cash at $0.37 per share (March 2010)	75,676	$28,000
Common stock for cash at $0.38 per share (March 2010)	10,000	$3,800
Common stock for cash at $0.50 per share (March 2010)	212,000	$106,000
Common stock for cash at $0.37 per share (April 2010)	8,108	$3,000

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

As of April 30, 2010 there were approximately 334 shareholders of Common Stock. As of April 30, 2010, there were 8,911,755 common shares issued and outstanding. The Company has 12,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 7,050,000 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Results of Operations for the year ended April 30, 2010 compared to April 30, 2009

Net Sales

We generated revenues of $158,834 for the year ended April 30, 2010 (“Fiscal 2009-10 Period”) compared to $24,731 for the year ended April 30, 2009 (“Fiscal 2008-9 Period”).

Cost of Sales and Contracting Profit

Contracting loss for Fiscal 2009-10 Period was $82,946 compared to $412,673 for Fiscal 2008-9 Period.  The decrease in the contracting loss of $319,727 was due primarily to anticipated losses on work performed as a subcontractor for the Army at Ft. Huachuca, Arizona for Fiscal 2008-9.  Additional costs were incurred on this project to provide upgrades to technology and additional improvement to the product.  The contract was entered into as part of our plan to complete the product to prove the long-term durability in order to be eligible for more favorable financing in the future.

Operating Expenses

Our total operating expenses were $552,763 for the Fiscal 2009-10 Period compared to total operating expenses of $662,434 for the Fiscal 2008-9 Period.  Our operating expenses for the Fiscal 2009-10 Period included $3,063 in wind project development expenses compared to $110,160 reported for the Fiscal 2008-9 Period and $550,600 in general and administrative expenses compared to $552,274 reported for the Fiscal 2008-9 Period.  The decrease in project development was due to the cost of upgrading the technology of our prototypes in the prior fiscal year.  Our general and administrative expenses included $81,018 in marketing expenses compared to $103,140 reported for the Fiscal Year 2009 and 2010; decreases in marketing expenses were primarily due to a decrease in news releases issued; $65,695 in travel related expenses for the Fiscal 2009-10 Period compared to $51,731 for the Fiscal 2008-9 Period; $65,328 in legal and professional fees during the Fiscal 2009-10 Period compared to $50,183 for the Fiscal 2008-9 Period; the $15,145 additional legal and professional fees during the Fiscal 2009-10 Period were incurred as a result of reporting obligations to authorize additional shares as a public company;  other consulting and engineering fees reported for Fiscal 2009-10 Period were $147,501 compared to $65,456 for Fiscal 2008-9 Period; increases in other consulting and engineering fees of $83,045 were due to increases in compensation to the Chief Executive Officer of $58,129 and increases to other consultants of $23,916. Insurance of $12,106 for the Fiscal 2009-10 Period compared to $16,195 for the Fiscal 2008-9 Period; decreases in insurance coverage were due to conditions required by the Army to qualify for the subcontract agreement during the Fiscal 2008-9 Period which were not required for the current Fiscal 2009-10 Period; other administrative costs including office and other supplies, postage, telephone and utilities for Fiscal 2009-10 Period were $30,316 compared to $54,443 for Fiscal 2008-9 Period; these decreases were due to additional software costs incurred for Fiscal 2008-9 Period .

Our net other expenses for the Fiscal 2009-10 Period were $8,776 compared to $7,909 for the Fiscal 2008-9 Period;  our other expenses included interest expense of $8,982 for the Fiscal 2009-10 Period compared to $8,473 for the Fiscal 2008-9 Period.  The increase in interest expense of $509 was primarily due to imputed interest on shareholder loan obligations.

Liquidity and Capital Resources

We had total assets of $174,732 as of April 30, 2010, which consisted of cash of $165,706, prepaid expenses and other current assets of $4,145, and fixed assets net of accumulated depreciation of $4,881.

We had total liabilities of $22,876 as of April 30, 2010, consisting of accounts payable and accrued liabilities of $10,470, loans and advances provided by director of $1,334, and deferred income of $11,072.

We have had net losses since inception and had at accumulated deficit of $5,567,560 at April 30, 2010.

We had net cash used in operating activities of $652,593 for the year ended April 30, 2010.  We had a net loss of $644,485 including non-cash items of $101,957 related to stock issued for services, $2,030 of depreciation and imputed interest of $2,687.

We had $736,438 in net cash provided by financing activities for the year ended April 30, 2010, including $837,873 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2010.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $838,000. The Company has used approximately $ 650,000 of this money for administration, working capital, marketing, and advertising and approximately $190,000 to reduce payables and other obligations.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2010 and is therefore dependent on financing from issuing capital stock or debt.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

The Company also expects to generate sales in fiscal 2011 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company shows a loss for the year ended April 30, 2010 and the period May 27, 1997 (date of inception) to April 30, 2010. The losses are related mostly to the professional fees and development of a prototype, including engineering work.  Other costs include development of site locations for future projects, as well as administrative expenses.

The Company has ten years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

During the years ended April 30, 2010 and 2009 Mass Megawatts did not grant any option to its employees.

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

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”)  as of April 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 27, 1997 (Inception) through April 30, 2010. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2010 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mass Megawatts will continue as a going concern. As discussed in Note 4 to the financial statements, Mass Megawatts has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

August 7, 2010

Mass Megawatts Wind Power, Inc.
Balance Sheets

	April 30,
	2010	2009
ASSETS
Current Assets:
Cash	$165,706	$83,151
Contracts receivable	-	25,115
Prepaid expenses and other current assets	4,145	20,847
Costs in excess of billings on uncompleted contracts	-	8,251
Total current assets	169,851	137,364

Fixed assets, net of accumulated depreciation of $27,221 and $25,191, respectively	4,881	5,621
Total Assets	$174,732	$142,985

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,470	$101,991
Provision for loss on contract	-	73,329
Due to stockholder	1,334	102,769
Deferred income	11,072	11,072
Total current liabilities	22,876	289,161
Stockholders' equity (deficit):
Common stock; no par value; 12,000,000 shares authorized; 8,911,755and 6,765,676 issued and outstanding, respectively	5,719,416	4,776,899
Retained deficit	(5,567,560)	(4,923,075)
Total stockholders' equity (deficit)	151,856	(146,176)
Total liabilities and stockholders' deficit	$174,732	$142,985

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations

	Years Ended
	April 30,
	2010	2009

Contract revenues earned	$158,834	$24,731
Direct contracting costs	241,780	437,404
Contracting loss	(82,946)	(412,673)

Operating expenses:
General and administrative	551,633	660,426
Depreciation	2,030	2,008
Total operating costs	553,663	662,434

Operating loss	(636,609)	(1,075,107)

Other income (expense):
Interest expense	(8,982)	(8,473)
Gain on sale of assets	900	-
Interest income	206	564
Total other expense	(7,876)	(7,909)

Net Loss	$(644,485)	$(1,083,016)

Net loss per share - basic and diluted	$(0.08)	$(0.19)

Weighted average number of common shares - basic and diluted	7,601,408	5,712,522

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Retained Earnings	Total
Balances, April 30, 2008	4,989,394	3,698,228	(3,840,059)	(141,831)
Shares issued for cash	1,623,092	842,821	-	842,821
Shares issued for services	153,190	234,189	-	234,189
Imputed interest	-	1,661	-	1,661
Net loss	-	-	(1,083,016)	(1,083,016)
Balances, April 30, 2009	6,765,676	4,776,899	(4,923,075)	(146,176)
Shares issued for cash	2,022,807	837,873	-	837,873
Shares issued for services	123,272	101,957	-	101,957
Imputed interest	-	2,687	-	2,687
Net loss	-	-	(644,485)	(644,485)
Balances, April 30, 2010	8,911,755	5,719,416	(5,567,560)	151,856

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Years Ended
	April 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(644,485)	$(1,083,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	101,957	234,189
Depreciation	2,030	2,008
Interest imputed on stockholder advances	2,687	1,661
Changes in:
Contracts receivable	25,115	(25,115)
Prepaid expenses and other current assets	16,702	(19,479)
Provision for loss on contract	(73,329)	73,329
Costs and estimated earnings in excess of billings	8,251	(8,251)
Accounts payable and accrued liabilities	(91,521)	54,465
Deferred revenue	-	11,072
Customer deposits	-	-
Net cash used by operating activities	(652,593)	(759,137)

INVESTING ACTIVITIES
Purchase of fixed assets	(1,290)	-
Net cash used by investing activities	(1,290)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	837,873	842,821
Net borrowings on shareholder credit cards	(35,112)	(24,567)
Borrowings on related party debt	-	73,881
Payments on related party debt	(66,323)	(50,000)
Net cash provided by financing activities	736,438	842,135

NET INCREASE IN CASH	82,555	82,998
CASH AT BEGINNING OF PERIOD	83,151	153
CASH AT END OF PERIOD	$165,706	$83,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,295	$6,774
Income tax paid	-	-

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

Equipment and Depreciation
Equipment is recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.   Depreciation expense for the years ended April 30, 2010 and 2009 were $2,030 and $2,008, respectively.

Income Taxes
The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”). As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Research and Development Cost
Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $3,063 and $110,160 for the years ended April 30, 2010 and 2009, respectively.

Revenue Recognition
Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the good is provided.

Revenues from fixed-price construction contracts are recognized on the completed-contract methoddue to undependable estimates that cause forecasts to be doubtful.  A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Revenues from time-and-material contracts are recognized as the work is performed.

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

Deferred Revenue
The Company has deferred revenue for materials that have not been delivered in the amount of $11,072 and none for the years ended April 30, 2010 and 2009, respectively. Amounts collected in advance of the period in which the product or services qualifies for revenue recognition are recorded as deferred revenue. Mass Megawatts relieves the deferred revenue balance and records revenue when the service or products have been performed or delivered in accordance with its revenue recognition policy.

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

During the years ended April 30, 2010 and 2009 Mass Megawatts did not grant any option to its employees.

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

Recently Issued Accounting Pronouncements
Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification(tm) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

NOTE 2 – CONTRACTS RECEIVABLE

	April 30,
	2010	2009
Contracts in progress:
Current accounts receivable	$-	$25,115
Retentions	-	11,550
Total	$-	$36,665

The 2009 balances were not collected during the year ended 2010 due to a revision in the terms of the contract.

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts is summarized below.

In 2009 the Company anticipated that is was going to have a loss on its uncompleted contract and recorded the loss at April 30, 2009, prior to the completion of the contract.

	April 30,
	2010	2009

Costs incurred on uncompleted contracts	$-	$460,671
Estimated losses	-	(410,250)
	-	50,421
Less progress billings to date	-	115,499
	$-	$(65,078)

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$-	$8,251
Provision for loss on contract	-	(73,329)
	$-	$(65,078)

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,567,560 at April 30, 2010.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

At April 30, 2010, we owed $1,334 to certain stockholders, which consisted of amounts owed on personal credit cards for company expenditures.

Funds advanced during the fiscal year are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the year ended April 30, 2010 and treated as a contribution to capital.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

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

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries have been granted and currently active during Year 2010.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2010	2009

Vehicles	$14,625	$14,625
Equipment	17,477	16,187
Total	$32,102	$30,812
Less: accumulated depreciation	(27,221)	(25,191)
Fixed assets, net	$4,881	$5,621

NOTE7 - COMMON STOCK

During the year ended April 30, 2009:

- Mass Megawatts sold 1,623,092 shares of common stock for cash of $842,821.

- Mass Megawatts issued 153,190 shares of common stock to consultants for their services. These shares were recorded at fair value of $234,189.

During the year ended April 30, 2010:

- Mass Megawatts sold 2,022,807 shares of common stock for cash of $837,873.

- Mass Megawatts issued 123,272 shares of common stock to consultants for their services. These shares were recorded at fair value of $101,957 based on the quoted market price of our common stock.

NOTE8 - INCOME TAXES

As of April 30, 2010, the Company had net operating loss carry forwards of approximately $4,077,756 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	April 30, 2010	April 30, 2009
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,386,437	$1,119,245
Valuation Allowance	$(1,386,437)	$(1,119,245)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending April 30, 2010 and April 30, 2009 was $267,192 and $288,036 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

None

2.   Changes in Registrant's Certifying Accountants.

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2010.

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

Our management, including our chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that our internal control over financial reporting is not effective due to a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For the past 27 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 12 years.

Education (degrees, schools, and dates)

1978 - 1982	Bentley College Bachelor of Science, General Business
Waltham, MA Associates Degree, Science of Accounting

1974 - 1978	Worcester Academy Liberal Arts Worcester, MA

Chief Operating Officer

Thomas D. McBride Deerfield Circle Shrewsbury, MA Age: 51
Term as officer: 1997 – current; Term expiration:
Term is continuous until an action by the majority shareholders.

Mr. McBride was instrumental in improving several business operations over the last 29 years. In the past nine years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

Education (degrees, schools, and dates)

MBA from University of Akron in 1978 BSME from University of Missouri in 1970

CONSULTANTS:

Michael A. Cook, Age: 53
Project Finance Manager

Mr. Cook has over 29 years of experience in the project finance in the energy industry including 17 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies.  Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company.  He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike's method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

Thomas M. Dill, Age:  49
Director of Corporate Services

Mr. Dill has over 29 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. His project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

F. Adrian Price, Age: 66
Principal mechanical engineer

Adrian has 22 years of experience in vital areas of wind turbine design being the specification, design, and testing of rotating mechanical equipment.  Since 1999, he was the Chief Mechanical Engineer for Topsfield Engineering.  He also worked for Mass Megawatts while he worked for Topsfield Engineering. Mr. Price will be the Project Engineer and coordinate the overall project. Adrian has experience in managing multimillion dollar engineering project rotating machinery and equipment. Mr. Price had worked for Vertatec for 7 years on rotating machinery used in manufacturing and acquired valuable skills when he worked at Mount Hope Machinery. He has the analytical experience to work with designers and engineers with experience in structural and dynamic analysis. Adrian also has 4 years of experience at Bird Machine with high speed rotating machinery.

Mr. Price has a BS and MS from Massachusetts Institute of Technology

DIRECTORS

There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

    Gary Bedell
Mr. Bedell is currently a service engineer consultant for several clients in  Massachusetts.  He has several years of technical experience including structural, mechanical and computer related work. Age: 53
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

    Debra Kasputis
Ms. Kasputis has several years of administrative oversight for the operational side of small business activity. Age: 49
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2010	2009	2008
JONATHAN RICKER	$93,629	$35,500	$39,500

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2010 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 8,911,755 shares issued and outstanding as of April 30, 2010.

Name and Address	Amount and nature of Beneficial Owner	Percent of Class Of Beneficial Owner
Jonathan Ricker 95 Prescott Street Worchester, MA 01605	1,709,836	19.2%

Common Stock
All officers and directors as	1,709,836	19.2%

Cede & Co	4,275,363	47.98%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2010, to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.  Imputed interest of 8% has been recorded during the year ended April 30, 2010.

LICENSING  RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by several applications still effective during 2010 for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.      EXHIBITS AND REPORTS ON FORM 8-K

A)   Form 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2010:

On July 31, 2009, reporting a press release on the results of operations and financial condition for the fiscal year ended April 30, 2009
On September 18, 2009, reporting a press release on the results of operations and financial condition for the fiscal quarter ended July 31, 2009
On December 17, 2009 reporting a press release on the results of operations and financial condition for the fiscal quarter ended October 31,2009
On March 12, 2010 reporting a press release on the results of operations and financial condition for the fiscal quarter ended January 31,2010

     B)   Exhibits -

31	Certification of the Chief Financial Officer Dated July 29, 2010

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
During fiscal 2010, we were billed by our auditors, Malone & Bailey, PC, approximately $24,850 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees
$21,080

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

MASS MEGAWATTS WIND POWER, INC.

Dated: August 9,2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 9,2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: August 9,2010	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: August 9,2010	By: /s/ Debra Kasputis
Debra Kasputis
Director