Form 10-Q
period 2010-07-31
MASS MEGAWATTS WIND POWER INC
filed 2010-09-14
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

There were 9,300,561 shares of the Registrant's no par value common stock outstanding as of September 14, 2010

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of July 31, 2010, and April 30, 2010 (Unaudited)	1

Statements of Operations for the Three Months Ended July 31, 2010 and 2009 (Unaudited)	2

Statements of Cash Flows for the Three Months Ended July 31, 2010 and 2009 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2010	2010
ASSETS
Current Assets:
Cash	$203,948	$165,706
Prepaid expenses and other current assets	3,217	4,145
Total current assets	207,165	169,851

Fixed assets, net of accumulated depreciation of $27,788 and $27,221, respectively	4,314	4,881
Total Assets	$211,479	$174,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,358	$10,470
Due to stockholder	17,262	1,334
Deferred income	11,072	11,072
Total current liabilities	69,692	22,876

Stockholders' Equity:
Common stock; no par value; 12,000,000 shares authorized; 9,300,561 and 8,911,755 issued and outstanding, respectively
	5,859,746	5,719,416
Retained deficit	(5,717,959)	(5,567,560)
Total stockholders' equity	141,787	151,856
Total Liabilities and Stockholders' Equity	$211,479	$174,732

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009

Contract revenues earned	$-	$-
Direct contracting costs	-	-
Contracting loss	-	-

Operating expenses:
General and administrative	149,728	128,175
Depreciation	567	502
Total operating costs	150,295	128,677

Operating loss	(150,295)	(128,677)

Other income (expense):
Interest expense	(227)	(2,933)
Interest income	123	52
Total other expense	(104)	(2,881)

Net Loss	$(150,399)	$(131,558)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares - basic and diluted	9,135,620	6,877,246

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(150,399)	$(131,558)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	-	12,350
Depreciation	567	502
Interest imputed on stockholder advances	-	1,027
Changes in:
Prepaid expenses and other current assets	928	5,278
Provision for loss on contract	-	(38,851)
Accounts payable and accrued liabilities	30,888	(45,850)
Deferred revenue	-	50,000
Net cash used by operating activities	(118,016)	(147,102)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	140,330	175,181
Net borrowings on shareholder credit cards	15,928	(4,000)
Payments on related party debt	-	(30,000)
Net cash provided by financing activities	156,258	141,181

NET INCREASE (DECREASE) IN CASH	38,242	(5,921)
CASH AT BEGINNING OF PERIOD	165,706	83,151
CASH AT END OF PERIOD	$203,948	$77,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$227	$1,906
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (”Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Worcester, Massachusetts.

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form S-1 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2010 have been omitted.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,717,959 at July 31, 2010.  In addition, at July 31, 2010, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At July 31, 2010, Mass Megawatts owed $17,262 to certain the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2010,

Mass Megawatts sold 388,806 shares of common stock for cash of $140,330.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2010 AS COMPARED TO THE
PERIOD ENDED JULY 31, 2009:

The Company shows a loss of $150,399 for the three months ended July 31, 2010 and $131,558 for the three months ended July 31, 2009. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $211,479 as of July 31, 2010, which consisted of cash of $203,948, prepaid expenses and other current assets of $3,217, and fixed assets net of accumulated depreciation of $4,314.

We had total liabilities of $69,692 as of July 31, 2010, consisting of accounts payable and accrued liabilities of $41,358, loans and advances provided by director of $17,262, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $5,717,959 at July 31, 2010.

Net cash used in operating activities was $118,016 for the three months ended July 31, 2010.  We had a net loss of $150,399 including non-cash item of $567 of depreciation.

Net cash provided by financing activities was $156,258 for the three months ended July 31, 2010, including $140,330 in proceeds from the sale of stock.

We had no outstanding cash commitments as of July 31, 2010.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $140,330 for the three months ended July 31, 2010. The Company has dedicated approximately $ 63,100 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing and to research zoning and planning requirements for future projects. The Company has also spent approximately $77,229 for administration, working capital, marketing, and advertising.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2010 compared to the Three Months Ended July 31, 2009

The net loss for the three months ended July 31, 2010 (“2010 Period”) was $150,399 compared to a net loss of $131,558 for the three months ended July 31, 2009 (“2009 Period”), an increase of $18,841.  This increase in net loss is primarily attributable to an increase of $21,618 in general and administrative expenses offset by a decrease in other expenses of $2,777.

Our operating expenses were $150,295 for the 2010 Period compared to operating expenses of $128,677 for the 2009 period, an increase of $21,618.  This increase in net loss is primarily attributable to a $20,000 increase for consulting services for planning future projects and prototype development.

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

EMPLOYEES

As of July 31, 2010, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2010, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During  the three months ended July 31, 2010, the Company issued the following shares  of  stock:

	Shares	Amount
Common stock for cash at $0.26 per share (May 2010)	70,500	$18,330
Common stock for cash at $0.36 per share (May 2010)	10,000	$3,600
Common stock for cash at $0.40 per share (May 2010)	12,500	$5,000
Common stock for cash at $0.27 per share (June 2010)	20,000	$5,400
Common stock for cash at $0.31 per share (June 2010)	25,806	$8,000
Common stock for cash at $0.40 per share (June 2010)	250,000	$100,000

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the three month period ended July 31, 2010, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three month period ended July 31, 2010, the Company did not submit any matters to a vote of security holders.

ITEM  5.     OTHER  MATTERS

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits  -
31     CRTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports  on  Form  8-K  -  The  Company  filed the following current reports on the Form 8-K on the following dates during the quarter ended July 31, 2010:

On June 29, 2010, reporting unregistered sale of equity securities
On August 9, 2010, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2010
On August 9, 2010 disclosing invalid stock ticker symbol used on major web sites listing stock quotes

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	09/14/10	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	09/14/10	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	09/14/10	By: /s/ Debra Kasputis
Debra Kasputis
Director