Form 10-K/A
period 2010-04-30
MASS MEGAWATTS WIND POWER INC
filed 2010-10-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended April 30, 2010 which the Registrant previously filed with the Securities and Exchange Commission on August 9, 2010 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received in a Securities and Exchange Comment letter. The Amendment consists of: (1) a correction of a typographical error in the Report of the Independent Registered Public Accounting Firm; (2) the inclusion of explanatory language in the notes to the financial statements related to the Registrant’s exit from the development stage phase during the year ended April 30, 2010; and (3) a correction to the certification to ensure that it has the exact wording set forth in Item 601(b)(31).

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”)  as of April 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Exit of Development Stage
In prior years the Company was considered to be in the development stage as no signifcant revenue had been recognized from principal operations.  The Company is no longer considered in the development stage as of the year ended April 30, 2010, as  revenues were recognized from principal operations (development and sale of wind projects).

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

MASS MEGAWATTS WIND POWER, INC.

Dated: October 7, 2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 7, 2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: October 7, 2010	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: October 7, 2010	By: /s/ Debra Kasputis
Debra Kasputis
Director