Form 10-K/A
period 2010-04-30
MASS MEGAWATTS WIND POWER INC
filed 2010-11-01
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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
On December 17, 2009 reporting a press release on the results of operations and financial condition for the fiscal quarter ended October 31,2009
On March 12, 2010 reporting a press release on the results of operations and financial condition for the fiscal quarter ended January 31,2010

     B)   Exhibits -

31	Certification of the Chief Financial Officer Dated October 29, 2010

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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

MASS MEGAWATTS WIND POWER, INC.

Dated: October 29, 2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2010	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: October 29, 2010	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: October 29, 2010	By: /s/ Debra Kasputis
Debra Kasputis
Director