Form 10-Q
period 2010-10-31
MASS MEGAWATTS WIND POWER INC
filed 2010-12-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No  ☒

There were 9,712,001 shares of the Registrant's no par value common stock outstanding as of  December  15, 2010.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of October 31, 2010, and April 30, 2010 (Unaudited)	1

Statements of Operations for the Three and Six Months Ended October 31, 2010 and 2009 (Unaudited)	2

Statements of Cash Flows for the Six Months Ended October 31, 2010 and 2009 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	October 31, 2010	April 30, 2010
ASSETS
Current Assets:
Cash	$116,123	$165,706
Prepaid expenses and other current assets	5,121	4,145
Total current assets	121,244	169,851

Fixed assets, net of accumulated depreciation of $28,355 and $27,221, respectively	3,747	4,881
Total Assets	$124,991	$174,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$9,532	$10,470
Due to stockholder	13,902	1,334
Deferred income	11,072	11,072
Total current liabilities	34,506	22,876

Stockholders' Equity:
Common stock; no par value; 12,000,000 shares authorized; 9,708,061 and 8,911,755 issued and outstanding, respectively
	5,932,546	5,719,416
Retained deficit	(5,842,061)	(5,567,560)
Total stockholders' equity	90,485	151,856
Total Liabilities and Stockholders' Equity	$124,991	$174,732

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Contract revenues earned	$-	$-	$-	$-
Direct contracting costs	-	28,766	-	28,766
Contracting loss	-	(28,766)	-	(28,766)

Operating expenses:
General and administrative	123,582	149,943	273,310	278,118
Depreciation	567	502	1,134	1,004
Total operating costs	124,149	150,445	274,444	279,122

Operating loss	(124,149)	(179,211)	(274,444)	(307,888)

Other income (expense):
Interest expense	(21)	(2,350)	(248)	(5,283)
Interest income	68	24	191	76
Total other income (expense)	47	(2,326)	(57)	(5,207)

Net Loss	$(124,102)	$(181,537)	$(274,501)	$(313,095)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted average number of common shares - basic and diluted	9,419,691	7,217,033	9,277,656	7,047,140

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(274,501)	$(313,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	6,800	39,389
Depreciation	1,134	1,004
Interest imputed on stockholder advances	-	1,664
Changes in:
Prepaid expenses and other current assets	(976)	3,124
Provision for loss on contract	-	(30,996)
Accounts payable and accrued liabilities	(938)	(32,236)
Net cash used by operating activities	(268,481)	(331,146)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	206,330	344,466
Net borrowings on shareholder credit cards	12,568	-
Net payments on related party debt	-	(42,168)
Net cash provided by financing activities	218,898	302,298

NET DECREASE IN CASH	(49,583)	(28,848)
CASH AT BEGINNING OF PERIOD	165,706	83,151
CASH AT END OF PERIOD	$116,123	$54,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$248	$3,619
Income tax paid	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,842,061 at October 31, 2010.  In addition, at October 31, 2010, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At October 31, 2010, Mass Megawatts owed $13,902 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2010:

Mass Megawatts issued 20,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $6,800.

Mass Megawatts sold 776,306 shares of common stock for cash of $206,330.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2010 AS COMPARED TO THE
PERIOD ENDED OCTOBER 31, 2009:

The Company shows a loss of $274,501 for the six months ended October 31, 2010 and $313,095 for the six months ended October 31, 2009. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $124,991 as of October 31, 2010, which consisted of cash of $116,123, prepaid expenses and other current assets of $5,121, and fixed assets net of accumulated depreciation of $3,747.

We had total liabilities of $34,506 as of October 31, 2010, consisting of accounts payable and accrued liabilities of $9,532, loans and advances provided by director of $13,902, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $5,842,061 at October 31, 2010.

Net cash used in operating activities was $268,481 for the six months ended October 31, 2010.  We had a net loss of $274,501 including non-cash items of $6,800 of shares issued for services and $1,134 of depreciation.

Net cash provided by financing activities was $218,898 for the six months ended October 31, 2010, including $206,330 in proceeds from the sale of stock.

We had no outstanding cash commitments as of October 31, 2010.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $206,330 for the six months ended October 31, 2010. The Company has dedicated approximately $ 92,600 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing and to research zoning and planning requirements for future projects. The Company has also spent approximately $113,729 for administration, working capital, marketing, and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2010 and is therefore dependent on financing from issuing capital stock or debt.  In October 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

The Company's ticker symbol is  MMMW and can be found on the Over-The-Counter Bulletin Board, more commonly described as OTC-BB: MMMW.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2010 compared to the Six Months Ended October 31, 2009

The net loss for the six months ended October 31, 2010 (“2010 Period”) was $274,501 compared to a net loss or $313,095 for the six months ended October 31, 2009 (“2009 Period”), a decrease of $38,594.  This decrease in net loss is primarily attributable to decreases of $28,766 in anticipated losses on uncompleted contracts, $4,808 in general and administrative expenses, and $5,035 in net interest expense.

Our operating expenses were $274,444 for the 2010 Period compared to $279,122 for the 2009 Period, a decrease of $4,678.  This decrease in net loss is primarily attributable to a decrease in overhead costs related to construction in progress.

Three Months Ended October 31, 2010 compared to the Three Months Ended October 31, 2009

The net loss for the three months ended October 31, 2010 (“2010 Period”) was $124,102 compared to a net loss of $181,537 for the three months ended October 31, 2009 (“2009 Period”), a decrease of $57,435.  This decrease in net loss is primarily attributable to decreases of $28,766 in anticipated losses on uncompleted contracts, $26,362 in general and administrative expenses and $2,307 in other expenses.

Our operating expenses were $124,149 for the 2010 Period compared to operating expenses of $150,445 for the 2009 period, a decrease of $26,296.  This decrease in net loss is primarily attributable to a $32,589 decrease in shares issued for consulting services or planning future projects which was offset by an increase of  $6,293 in other general and administrative expenses.

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

EMPLOYEES

As of October 31, 2010, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2010, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During  the three months ended October 31, 2010, the Company issued the following shares  of  stock:

	Shares	Amount
Common stock for cash at $0.18 per share (September 2010)	180,000	$32,400
Common stock for cash at $0.16 per share (October 2010)	187,500	$30,000
Common stock for cash at $0.18 per share (October 2010)	20,000	$3,600
Common stock for services at $0.34 per share (September 2010)	20,000	$6,800

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2010, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2010, the Company did not submit any matters to a vote of security holders.

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

32    CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended October 31, 2010:

On September 14, 2010, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2010
On November 15, 2010disclosing invalid stock ticker symbol used on major web sites listing stock quotes

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 12/15/10	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: 12/15/10	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: 12/15/10	By: /s/ Debra Kasputis
Debra Kasputis
Director