Form 10-Q
period 2011-01-31
MASS MEGAWATTS WIND POWER INC
filed 2011-03-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

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

There were 9,712,561 shares of the Registrant's no par value common stock outstanding as of  March 15, 2011.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of January 31, 2011, and April 30, 2010 (Unaudited)	1

Statements of Operations for the Three and Nine Months Ended January 31, 2011 and 2010 (Unaudited)	2

Statements of Cash Flows for the Nine Months Ended January 31, 2011 and 2010 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2011	2010
ASSETS
Current Assets:
Cash	$27,906	$165,706
Prepaid expenses and other current assets	7,133	4,145
Total current assets	35,039	169,851

Fixed assets, net of accumulated depreciation of $28,920 and $27,221, respectively	3,182	4,881
Total Assets	$38,221	$174,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,901	$10,470
Due to stockholder	9,693	1,334
Deferred income	11,072	11,072
Total current liabilities	26,666	22,876

Stockholders' Equity:
Common stock; no par value; 12,000,000 shares authorized; 9,712,561 and 8,911,755 issued and outstanding, respectively
	5,934,030	5,719,416
Retained deficit	(5,922,475)	(5,567,560)
Total stockholders' equity	11,555	151,856
Total Liabilities and Stockholders' Equity	$38,221	$174,732

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Contract revenues earned	$-	$-	$-	$-
Direct contracting costs	-	6,535	-	35,301
Contracting loss	-	(6,535)	-	(35,301)

Operating expenses:
General and administrative	79,873	88,222	353,188	366,340
Depreciation	565	502	1,699	1,506
Total operating costs	80,438	88,724	354,887	367,846

Operating loss	(80,438)	(95,259)	(354,887)	(403,147)

Other income (expense):
Interest expense	-	(2,591)	(243)	(7,874)
Gain on sale of assets	-	900	-	900
Interest income	24	15	215	91
Total other income (expense)	24	(1,676)	(28)	(6,883)

Net Loss	$(80,414)	$(96,935)	$(354,915)	$(410,030)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average number of common shares - basic and diluted	9,712,462	7,746,493	9,424,396	7,280,257

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	January 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(354,915)	$(410,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	8,284	44,622
Depreciation	1,699	1,506
Gain on sale of fixed assets	-	(900)
Interest imputed on stockholder advances	-	2,295
Changes in:
Prepaid expenses and other current assets	(2,988)	4,881
Provision for loss on contract	-	(73,329)
Costs and estimated earnings in excess of billings	-	8,251
Accounts payable and accrued liabilities	(4,569)	(71,404)
Net cash usedin operating activities	(352,489)	(494,108)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	900
Net cash provided by investing activities	-	900

FINANCING ACTIVITIES
Proceeds from issuance of common stock	206,330	527,668
Net borrowings on shareholder credit cards	8,359	(7,837)
Net payments on related party debt	-	(35,000)
Net cash provided by financing activities	214,689	484,831

NET DECREASE IN CASH	(137,800)	(8,377)
CASH AT BEGINNING OF PERIOD	165,706	83,151
CASH AT END OF PERIOD	$27,906	$74,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$243	$5,578
Income tax paid	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $5,922,475 at January 31, 2011.  In addition, at January 31, 2011, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At January 31, 2011, Mass Megawatts owed $9,693 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholder credit cards are subject to the terms and conditions of the authorizing entities.  Credit card payments are usually  paid in full  for the amounts owed to the credit card companies .

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the Nine months ended January 31, 2011:

Mass Megawatts issued 24,500 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $8,284.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2011 AS COMPARED TO THE
PERIOD ENDED JANUARY 31, 2010:

The Company shows a loss of $354,915 for the Nine months ended January 31, 2011 and $410,030 for the Nine months ended January 31, 2010. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $38,221 as of January 31, 2011, which consisted of cash of $27,906, prepaid expenses and other current assets of $7,133, and fixed assets net of accumulated depreciation of $3,182.

We had total liabilities of $26,666 as of January 31, 2011, consisting of accounts payable and accrued liabilities of $5,901, loans and advances provided by director of $9,693, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $5,922,475 at January 31, 2011.

Net cash used in operating activities was $352,489 for the Nine months ended January 31, 2011.  We had a net loss of $354,915 including non-cash items of $8,284 of shares issued for services and $1,699 of depreciation.

Net cash provided by financing activities was $214,689 for the Nine months ended January 31, 2011, including $206,330 in proceeds from the sale of stock.

We had no outstanding cash commitments as of January 31, 2011.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $206,330 for the Nine months ended January 31, 2011. The Company has dedicated approximately $ 92,600 of this money to be used to upgrade existing prototypes costs in excess of billings on current projects to be utilized for manufacturing and to research zoning and planning requirements for future projects. The Company has also spent approximately $113,730 for administration, working capital, marketing, and advertising.

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

The Company's ticker symbol is MMMW and can be found on the Over-The-Counter Bulletin Board, more commonly described as OTC-BB: MMMW.  Mass Megawatts is a full compliance SEC reporting company.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2011 compared to the Nine Months Ended January 31, 2010

The net loss for the Nine months ended January 31, 2011 (“2010 Period”) was $354,915 compared to a net loss of $410,030 for the Nine months ended January 31, 2010 (“2009 Period”), a decrease of $55,115.  This decrease in net loss is primarily attributable to decreases of $35,301 in anticipated losses on uncompleted contracts, $12,959 in general and administrative expenses, and $6,855 in other expense.

Our operating expenses were $354,887 for the 2010 Period compared to $367,846 for the 2009 Period, a decrease of $12,959.  This decrease in net loss is primarily attributable to a decrease in overhead costs related to construction in progress.

Three Months Ended January 31, 2011 compared to the Three Months Ended January 31, 2010

The net loss for the three months ended January 31, 2010 (“2010 Period”) was $80,414 compared to a net loss of $96,935 for the three months ended January 31, 2010 (“2009 Period”), a decrease of $16,521.  This decrease in net loss is primarily attributable to decreases of $6,535 in anticipated losses on uncompleted contracts, $8,281 in general and administrative expenses and $1,705 in other expenses.

Our operating expenses were $80,438 for the 2010 Period compared to operating expenses of $88,724 for the 2009 period, a decrease of $8,286.  This decrease in net loss is primarily attributable to a $5,233 decrease in shares issued for consulting services or planning future projects and $3,053 in other general and administrative expenses.

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

EMPLOYEES

As of January 31, 2011, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the Nine month period ended January 31, 2011, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the Nine months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended January 31, 2011, the Company issued the following shares  of  stock:

	Shares	Amount
Common stock for services at $0.33 per share (November 2010)	4,500	$1,484

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the Nine month period ended January 31, 2011, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the Nine month period ended January 31, 2011, the Company did not submit any matters to a vote of security holders.

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

32    CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended January 31, 2011:

On November 15, 2010 disclosing invalid stock ticker symbol used on major web sites listing stock quotes
On December 15, 2010 reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2010
On December 21, 2010 disclosing tax package legislation

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	03/15/11	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	03/15/11	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	03/15/11	By: /s/ Debra Kasputis
Debra Kasputis
Director