Form 10-K
period 2011-04-30
MASS MEGAWATTS WIND POWER INC
filed 2011-07-29
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2011

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

(508) 751-5432
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Valu	OTCBB

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

As of April 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,791,872, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 8,532,725 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2011, the number of shares outstanding of the Registrant's Common Stock, no par value was  10,242,001.

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

CONTENTS

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

LICENSING RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to increasing wind velocity cost effectively with the use of external walls or structure to enhance the flow of air velocity for increasing power output. The Multiaxis Turbosystem has several mechanical and structural innovations in order to reduce the cost of wind power.  There are also better methods of reducing the amount of material used in order to achieve a desired power output.  The MAT is comprised of certain products and technology covered by several applications for United States Letters Patent by Mr. Ricker as well as patent grants in the United States and other countries. The patent rights comprise several innovations related to methods to increase wind velocity.  The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Pursuant to the sublicensing agreement, Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed. The Sub licensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker, Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker, who is also the majority shareholder of Windstorm International, is the owner of the patents and patent rights of the licensed technology to Windstorm International. Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries. The Patent Cooperation Treaty is the method used to simplify the intellectual property protection process standardizing the process with over 150 nations in the world. Since the company is highly dependent on the intellectual property rights for protection and growing the business, it is an important part of the potential success of the Company.

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

CONTENTS

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

CONTENTS

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

CONTENTS

FIG. 1

Fuel Source	Cost/kWh		Market Share

Coal	4.0		50.0%
Nuclear	15.0		20.0%
Natural Gas	5.0		10.0%
Petroleum	8.0		3.0%
Hydroelectric	4.5	*	12.0%
Wind (pre MAT)	4.5	**	0.25%
Solar	10.0		0.5%
Diesel	7.0 - 40.0	***	0.5%
Biomass	8.0		0.5%

*	At good hydroelectric sites
**	In 15 mph average wind speed conditions
***	Depending on size and location of facility, with smaller more remote locations having higher costs

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

CONTENTS

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

CONTENTS

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

DISTRIBUTION PATTERNS

Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company would test the site to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company would obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms; however, the MAT's slower moving blades should help eliminate this issue.

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

CONTENTS

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2011 or 2010.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2011 and 2010 amounted to $50,045 and $3,063, respectively. All of these costs are borne by the Company.

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

CONTENTS

EMPLOYEES

As of April 30, 2011, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2011, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

CONTENTS

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

On July 22, 2011, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 12,000,000 to 18,000,000 shares.  The amendment was passed.

CONTENTS

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMMW.OB” or “MMMW."  The following table sets forth, for the fiscal years ended April 30, 2011 and April 30, 2010, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011
	HIGH	LOW
First Quarter	$.53	$.47
Second Quarter	.37	.34
Third Quarter	.35	.31
Fourth Quarter	.27	.23

	2010
	HIGH	LOW
First Quarter	$1.64	$1.00
Second Quarter	1.17	.63
Third Quarter	1.25	.51
Fourth Quarter	1.09	.55

During the year ended April 30, 2011, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2011, the Company issued the following shares of stock:

	Shares	Amount

Consulting:
Common stock for services at $0.34 per share (September 2010)	20,000	$6,800
Common stock for services at $0.33 per share (November 2010)	4,500	$1,485
Common stock for services at $0.18 per share (March 2011)	100,000	$18,000

Cash:
Common stock for cash at $0.26 per share (May 2010)	70,500	$18,330
Common stock for cash at $0.36 per share (May 2010)	10,000	$3,600
Common stock for cash at $0.40 per share (May 2010)	12,500	$5,000
Common stock for cash at $0.27 per share (June 2010)	20,000	$5,400
Common stock for cash at $0.31 per share (June 2010)	25,806	$8,000
Common stock for cash at $0.40 per share (June 2010)	250,000	$100,000
Common stock for cash at $0.18 per share (September 2010)	180,000	$32,400
Common stock for cash at $0.16 per share (October 2010)	187,500	$30,000
Common stock for cash at $0.18 per share (October 2010)	20,000	$3,600
Common stock for cash at $0.17 per share (February 2011)	350,000	$59,500
Common stock for cash at $0.10 per share (March 2011)	80,000	$8,000

CONTENTS

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

As of April 30, 2011 there were approximately 321 shareholders of Common Stock and 10,242,561 common shares issued and outstanding. The Company has 12,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 5,927,991 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

CONTENTS

Results of Operations for the year ended April 30, 2011 compared to April 30, 2010

Net Sales

We generated no revenues for the year ended April 30, 2011 (“Fiscal 2011 Period”) compared to $158,834 for the year ended April 30, 2010 (“Fiscal 2010 Period”).

Cost of Sales and Contracting Profit

Contracting loss for Fiscal 2011 Period was $0 compared to a loss of $82,946 for Fiscal 2010 Period.  The decrease in the contracting loss of $82,946 was due primarily to losses on work performed as a subcontractor for the Army at Ft. Huachuca, Arizona for Fiscal 2010.  Additional costs were incurred on this project to provide upgrades to technology and additional improvement to the product.  The contract was entered into as part of our plan to complete the product to prove the long-term durability in order to be eligible for more favorable financing in the future.

Operating Expenses

Our total operating expenses were $472,688 for the Fiscal 2011 Period compared to total operating expenses of $552,763 for the Fiscal 2010 Period.  Our operating expenses for the Fiscal 2011 Period included $50,045 in wind project development expenses compared to $3,063 reported for the Fiscal 2010 Period and $420,377 in general and administrative expenses compared to $550,600 reported for the Fiscal 2010 Period.  The increase in project development was due to the cost of upgrading the technology of our prototypes in the current fiscal year.  Our general and administrative expenses included $147,804 in marketing expenses compared to $81,018 reported for the Fiscal 2010 Period; increases in marketing expenses were primarily due to an increase in online advertising; $40,194 in travel related expenses for the Fiscal 2011 Period compared to $65,695  for the Fiscal 2010 Period primarily due to a decrease in travel related costs on construction projects; $66,289 in legal and professional fees during the Fiscal 2011 Period compared to $65,328 for the Fiscal 2010 Period; other consulting and engineering fees reported for Fiscal 2011 Period were $95,547 compared to $147,501 for Fiscal 2010 Period; decreases in other consulting and engineering fees of $51,954 were primarily due to decreases in compensation to the Chief Executive Officer of $53,129. Insurance was $7,471 for the Fiscal 2011 Period compared to $12,106 for the Fiscal 2010 Period; decreases in insurance coverage were due to conditions required by the Army to qualify for the subcontract agreement during the Fiscal 2010 Period which were not required for the current Fiscal 2011 Period; other administrative costs including office and other supplies, postage, telephone and utilities for Fiscal 2011 Period were $27,927 compared to $30,316 for Fiscal 2010 Period; these decreases were primarily due to a decrease in fees related to increasing authorized shares incurred for Fiscal 2010 Period .

CONTENTS

Our net other expenses for the Fiscal 2011 Period were $163 compared to $8,776 for the Fiscal 2010 Period;  our other expenses included interest expense of $382 for the Fiscal 2011 Period compared to $8,982 for the Fiscal 2010 Period.  The decrease in interest expense of $8,600 was due to a decrease in average outstanding balances of  credit card debt and imputed interest on shareholder loan obligations.

Liquidity and Capital Resources

We had total assets of $33,958 as of April 30, 2011, which consisted of cash of $26,277, prepaid expenses and other current assets of $5,066, and fixed assets net of accumulated depreciation of $2,615.

We had total liabilities of $54,839 as of April 30, 2011, consisting of accounts payable and accrued liabilities of $10,568, loans and advances provided by director of $33,199, and deferred income of $11,072.

We have had net losses since inception and had at accumulated deficit of $6,040,411 at April 30, 2011.

We had net cash used in operating activities of $445,125 for the year ended April 30, 2011.  We had a net loss of $472,851 including non-cash items of $26,284 related to stock issued for services and $2,266 of depreciation.

We had $305,695 in net cash provided by financing activities for the year ended April 30, 2011, including $273,830 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2011.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $274,000. The Company has used this money plus $171,000 from cash funds and increases in borrowing for administration, working capital, marketing, and advertising of approximately $445,000.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2011 and is therefore dependent on financing from issuing capital stock or debt.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

CONTENTS

The Company also expects to generate sales in fiscal 2012 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has eleven years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

CONTENTS

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

During the years ended April 30, 2011 and 2010 Mass Megawatts did not grant any option to its employees.

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

CONTENTS

ITEM 7.	FINANCIAL STATEMENTS

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”) as of April 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Mass Megawatts is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Mass Megawatts’ internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2011 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mass Megawatts will continue as a going concern. As discussed in Note 2 to the financial statements, Mass Megawatts has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 29, 2011

CONTENTS

Mass Megawatts Wind Power, Inc.
Balance Sheets

	April 30,
	2011	2010
ASSETS
Current Assets:
Cash	$26,277	$165,706
Prepaid expenses and other current assets	5,066	4,145
Total current assets	31,343	169,851
Fixed assets, net of accumulated depreciation of $29,487 and $27,221, respectively	2,615	4,881
Total Assets	$33,958	$174,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,568	$10,470
Due to stockholder	33,199	1,334
Deferred revenue	11,072	11,072
Total current liabilities	54,839	22,876
Stockholders' equity (deficit):
Common stock; no par value; 12,000,000 shares authorized; 10,242,561 and 8,911,755 issued and outstanding, respectively	6,019,530	5,719,416
Retained deficit	(6,040,411)	(5,567,560)
Total stockholders' equity (deficit)	(20,881)	151,856
Total liabilities and stockholders' equity (deficit)	$33,958	$174,732

The accompanying notes are an integral part of these financial statements.

CONTENTS

Mass Megawatts Wind Power, Inc.
Statements of Operations

	Years Ended April 30,
	2011	2010

Contract revenues earned	$-	$158,834
Direct contracting costs	-	241,780
Contracting loss	-	(82,946)

Operating expenses:
General and administrative	470,422	551,633
Depreciation	2,266	2,030
Total operating costs	472,688	553,663

Operating loss	(472,688)	(636,609)

Other income (expense):
Interest expense	(382)	(8,982)
Gain on sale of assets	-	900
Interest income	219	206
Total other expense	(163)	(7,876)

Net Loss	$(472,851)	$(644,485)

Net loss per share - basic and diluted	$(0.05)	$(0.08)

Weighted average number of common shares - basic and diluted	9,574,873	7,601,408

  The accompanying notes are an integral part of these financial statements

CONTENTS

Mass Megawattts Wind Power, Inc.
Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Retained Deficit	Total
Balances, April 30, 2009	6,765,676	$4,776,899	$(4,923,075)	$(146,176)
Shares issued for cash	2,022,807	837,873	-	837,873
Shares issued for services	123,272	101,957	-	101,957
Imputed interest	-	2,687	-	2,687
Net loss	-	-	(644,485)	(644,485)
Balances, April 30, 2010	8,911,755	5,719,416	(5,567,560)	151,856
Shares issued for cash	1,206,306	273,830	-	273,830
Shares issued for services	124,500	26,284	-	26,284
Net loss	-	-	(472,851)	(472,851)
Balances, April 30, 2011	10,242,561	$6,019,530	$(6,040,411)	$(20,881)

The accompanying notes are an integral part of these financial statements.

CONTENTS

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Years Ended April 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(472,851)	$(644,485)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	26,284	101,957
Depreciation	2,266	2,030
Interest imputed on stockholder advances	-	2,687
Changes in:
Contracts receivable	-	25,115
Prepaid expenses and other current assets	(921)	16,702
Provision for loss on contract	-	(73,329)
Costs and estimated earnings in excess of billings	-	8,251
Accounts payable and accrued liabilities	98	(91,521)
Net cash used by operating activities	(445,124)	(652,593)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,290)
Net cash used by investing activities	-	(1,290)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	273,830	837,873
Net borrowings on shareholder credit cards	29,865	(35,112)
Borrowings on related party debt	9,000	-
Payments on related party debt	(7,000)	(66,323)
Net cash provided by financing activities	305,695	736,438

NET INCREASE (DECREASE) IN CASH	(139,429)	82,555
CASH AT BEGINNING OF PERIOD	165,706	83,151
CASH AT END OF PERIOD	$26,277	$165,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$405	$6,295
Income tax paid	-	-

  The accompanying notes are an integral part of these financial statements

CONTENTS

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

Fixed assets and Depreciation

Fixed assets is recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.   Depreciation expense for the years ended April 30, 2011 and 2010 were $2,266 and $2,030, respectively.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

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

CONTENTS

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

Research and Development Cost

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $50,045 and $3,063 for the years ended April 30, 2011 and 2010, respectively.

Revenue Recognition

Mass Megawatts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the good is provided.

Revenues from fixed-price construction contracts are recognized on the completed-contract method due to undependable estimates that cause forecasts to be doubtful. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Revenues from time-and-material contracts are recognized as the work is performed.

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

Deferred Revenue

The Company has deferred revenue for materials that have not been delivered in the amount of $11,072  for the years ended April 30, 2011 and 2010. Amounts collected in advance of the period in which the product or services qualifies for revenue recognition are recorded as deferred revenue. Mass Megawatts relieves the deferred revenue balance and records revenue when the service or products have been performed or delivered in accordance with its revenue recognition policy.

CONTENTS

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718, “Accounting for Stock-Based Compensation”, as interpreted by ASC 505-50.   ASC 505-50 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

During the years ended April 30, 2011 and 2010 Mass Megawatts did not grant any option to its employees.

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in ASC 505-50, “Accounting for Equity-Based Payments to Non-Employees.”

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,040,411 at April 30, 2011.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At April 30, 2011, we owed $33,199 to certain stockholders, which included $31,199 owed on personal credit cards for company expenditures and $2,000 from net cash advanced.

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

CONTENTS

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

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries have been granted and currently active during Year 2011.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2011	2010

Vehicles	$14,625	$14,625
Equipment	17,477	17,477

Total	$32,102	$32,102
Less: accumulated depreciation	(29,487)	(27,221)

Fixed assets, net	$2,615	$4,881

NOTE 5 - COMMON STOCK

During the year ended April 30, 2010:

- Mass Megawatts sold 2,022,807 shares of common stock for cash of $837,873.

- Mass Megawatts issued 123,272 shares of common stock to consultants for their services. These shares were recorded at fair value of $101,957 based on the quoted market price of our common stock.

During the year ended April 30, 2011:

- Mass Megawatts sold 1,206,306 shares of common stock for cash of $273,830.

- Mass Megawatts issued 124,500 shares of common stock to consultants for their services. These shares were recorded at fair value of $26,284 based on the quoted market price of our common stock.

CONTENTS

NOTE 6 - INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $4,524,323 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	April 30, 2011	April 30, 2010
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,538,270	$1,386,437
Valuation Allowance	$(1,538,270)	$(1,386,437)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending April 30, 2011 and April 30, 2010 was $151,833 and $267,192 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

On June 15, 2011, the President of the Company noticed a Special Meeting to the Stockholders to be held on July 22, 2011.  The purpose of the meeting was to amend the articles of organization to increase its authorized capital stock to 18,000,000 shares of common stock no par value per share from 12,000,000 shares of Common Stock and to ratify all actions taken previously to effect such amendment and increase.  This action was taken in accordance with the requirements of Massachusetts law and the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under, including particularly Regulation 14A.

CONTENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.	Disagreements with Accountants on Accounting and Financial Disclosure:

None

2.	Changes in Registrant's Certifying Accountants.

None

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2011.

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

CONTENTS

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

CONTENTS

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER:

Chairman, Chief Executive Officer and Chief Financial Officer

Jonathan Ricker  Age:   51
Term as officer: 1997 – current;
Term expiration: Term is continuous until an action by the majority shareholders.

For the past 28 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 13 years.

Education (degrees, schools, and dates)

1978 - 1982	Bentley College	Bachelor of Science, General Business
	Waltham, MA	Associates Degree, Science of Accounting

1974 - 1978	Worcester Academy	Liberal Arts Worcester, MA

Chief Operating Officer

Thomas D. McBride, MA Age: 52
Term as officer: 1997 – current; Term expiration:
Term is continuous until an action by the majority shareholders.

Mr. McBride was instrumental in improving several business operations over the last 30 years. In the past nine years from year 2001, he served as a consultant for emerging growth businesses including Mass Megawatts. Tom has an extensive background of operations experience with strong product development, product planning, and business development skills. He served for five years from 1996 to 2001 as Operations Manager for Lawrence Pumps, Inc. of Lawrence Massachusetts. Mr. McBride implemented shop floor control and capacity planning functions. Before his employment at Lawrence Pumps, Tom was the Director of Engineering for seven years at Nelmor Company, Inc. of North Uxbridge, Massachusetts. Tom obtained several U.S. and foreign patents pertaining to special equipment used at Nelmor Company. Mr. McBride has the ability and track record for improving manufacturing efficiencies, reducing lead-time, analyzing performance, budgeting workloads, and other planning capabilities for operating a company.

Education (degrees, schools, and dates)

MBA from University of Akron in 1978 BSME from University of Missouri in 1970

CONTENTS

CONSULTANTS:

Michael A. Cook, Age: 54
Project Finance Manager

Mr. Cook has over 30 years of experience in the project finance in the energy industry including 18 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies.  Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company.  He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike's method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

Thomas M. Dill, Age:  50
Director of Corporate Services

Mr. Dill has over 30 years of Manufacturing, Industrial Engineering, Real Estate, and Facilities management experience. Since the Year 2000, he was a consultant for primarily European Companies In the late 1990s Tom was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities operations with two sites in the United States and Indonesia. Prior to MKQC Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high tech companies. From 1975-1990, he worked as an industrial engineering manager in the semiconductor industry and printed circuit boards. His project management responsibilities included the construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion and a $6 million loading dock and chemical storage facility. Tom is a licensed Real Estate Broker and Massachusetts Construction Supervisor. In 1982, Tom received his B.S. in Business Administration from Boston University.

DIRECTORS

There are presently three Directors of the Company, one is an inside director, and two are outside Directors.

Gary Bedell
Mr. Bedell is currently a service engineer consultant for several clients in  Massachusetts.  He has several years of technical experience including structural, mechanical and computer related work. Age: 54
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

CONTENTS

Debra Kasputis
Ms. Kasputis has several years of administrative oversight for the operational side of small business activity. Age: 50
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

Jonathan Ricker Chairman and Chief Executive Officer (See Executive Officers.)

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

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2011	2010	2009
JONATHAN RICKER	$40,500	$93,629	$35,500

CONTENTS

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2011 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 10,242,561 shares issued and outstanding as of April 30, 2011.

Name and Address	Amount and nature of Beneficial Owner	Percent of Class Of Beneficial Owner

Jonathan Ricker 95 Prescott Street Worchester, MA 01605	1,709,836	16.7%

Common Stock
All officers and directors	1,709,836	16.7%

Cede & Co	4,725,009	46.1%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2011, to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.  Imputed interest of 8% has been recorded during the year ended April 30, 2011.

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

CONTENTS

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

A)	Form 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2011:

On June 29, 2010, reporting unregistered sale of equity securities
On August 9, 2010, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2010
On August 9, 2010, disclosing invalid stock ticker symbol used on major web sites listing stock quotes
On September 14, 2010, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2010
On November 15, 2010, disclosing invalid stock ticker symbol used on major web sites listing stock quotes
On December 15, 2010, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2010
On December 21, 2010, disclosing tax package legislation
On March 15, 2011 reporting a press release announcing certain financial results for the fiscal quarter ended January 31,2011
On April 5, 2011, disclosing new patent pending innovation

B)	Exhibits -

31	Certification of the Chief Financial Officer Dated July 29, 2011

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
During fiscal 2011, we were billed by our auditors, Malone & Bailey, PC, approximately $23,625 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees
$16,525

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

CONTENTS

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: July 29,2011	By: /s/ Jonathan Ricker

Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29,2011	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: July 29,2011	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: July 29,2011	By: /s/ Debra Kasputis
Debra Kasputis
Director