Form 10-Q
period 2011-07-31
MASS MEGAWATTS WIND POWER INC
filed 2011-09-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2011

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

There were 10,447,265 shares of the Registrant's no par value common stock outstanding as of September 13, 2011

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of July 31, 2011, and April 30, 2011 (Unaudited)	1

Statements of Operations for the Three Months Ended July 31, 2011 and 2010 (Unaudited)	2

Statements of Cash Flows for the Three Months Ended July 31, 2011 and 2010 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	July 31, 2011	April 30, 2011
ASSETS
Current Assets
Cash	$8,753	$26,277
Prepaid expenses and other current assets	3,249	5,066
Total current assets	12,002	31,343

Fixed assets, net of accumulated depreciation of $30,054 and $29,487, respectively	2,048	2,615
Total Assets	$14,050	$33,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$48,654	$10,568
Due to stockholder	65,010	33,199
Deferred income	11,072	11,072
Total current liabilities	124,736	54,839

Stockholders' deficit:

Common stock; no par value; 18,000,000 shares authorized; 10,347,825 and 10,242,561 issued and outstanding, respectively	6,028,590	6,019,530
Retained deficit	(6,139,276)	(6,040,411)
Total stockholders' deficit	(110,686)	(20,881)
Total liabilities and stockholders' deficit	$14,050	$33,958

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended July 31,
	2011	2010

Operating expenses:
General and administrative	96,645	149,728
Depreciation	567	567
Total operating expenses	97,212	150,295

Operating loss	(97,212)	(150,295)

Other income (expense):
Interest expense	(1,653)	(227)
Interest income	-	123
Total other expense	(1,653)	(104)

Net Loss	$(98,865)	$(150,399)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares - basic and diluted	10,278,030	9,135,620

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(98,865)	$(150,399)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	4,060	-
Depreciation	567	567
Changes in:
Prepaid expenses and other current assets	1,817	928
Accounts payable and accrued liabilities	38,086	30,888
Net cash used by operating activities	(54,335)	(118,016)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,000	140,330
Net borrowings on shareholder credit cards	16,511	15,928
Borrowings on related party debt	15,300	-
Net cash provided by financing activities	36,811	156,258

NET INCREASE (DECREASE) IN CASH	(17,524)	38,242
CASH AT BEGINNING OF PERIOD	26,277	165,706
CASH AT END OF PERIOD	$8,753	$203,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,654	$227
Income tax paid	-	-

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on our Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2011 have been omitted.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,139,276 at July 31, 2011.  In addition, at July 31, 2011, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At July 31, 2011, Mass Megawatts owed $65,010 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $47,710 and cash funds advanced of $17,300.

Funds advanced during the fiscal year are due on demand, bear no interest and are unsecured. Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2011:

Mass Megawatts issued 33,835 shares of common stock to consultants for their services. These shares were valued and recorded at fair value of $4,060 based on the quoted market price of our common stock.

Mass Megawatts sold 71,429 shares of common stock for cash of $5,000.

NOTE 5 -  SUBSEQUENT EVENTS

On August 18, 2011, Mass Megawatts issued 100,000 shares of common stock for the proceeds of $4,500.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2011 AS COMPARED TO THE
PERIOD ENDED JULY 31, 2010:

The Company shows a loss of $98,865 for the three months ended July 31, 2011 and $150,399 for the three months ended July 31, 2010. The losses are related mostly to professional and consulting fees and the development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $14,050 as of July 31, 2011, which consisted of cash of $8,753, prepaid expenses and other current assets of $3,249, and fixed assets net of accumulated depreciation of $2,048.

We had total liabilities of $124,736 as of July 31, 2011, consisting of accounts payable and accrued liabilities of $48,654, loans and advances provided by director of $65,010, and deferred income of $11,072.

We have incurred net losses since inception and had at accumulated deficit of $6,139,276 at July 31, 2011.

Net cash used in operating activities was $54,335 for the three months ended July 31, 2011.  We had a net loss of $98,865 including non-cash item of $567 of depreciation and $4,060 of stock based compensation.

Net cash provided by financing activities was $36,811 for the three months ended July 31, 2011, including $5,000 in proceeds from the sale of stock and $15,300 cash funds advanced by certain stockholders and $16,511 borrowed on shareholder credit cards.

We had no outstanding cash commitments as of July 31, 2011.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $5,000 for the three months ended July 31, 2011. The Company has spent this money on updating prototypes, administration, working capital, marketing, and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2011 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders approved an additional increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2011 compared to the Three Months Ended July 31, 2010

The net loss for the three months ended July 31, 2011 (“2011 Period”) was $98,865 compared to a net loss of $150,399 for the three months ended July 31, 2010 (“2010 Period”), a decrease of $51,534.  This decrease in net loss is primarily attributable to a decrease of $53,083 in general and administrative expenses offset by an increase in other expenses of $1,549.

Our operating expenses were $97,212 for the 2011 Period compared to operating expenses of $150,295 for the 2010 period, a decrease of $53,083.  This decrease in net loss is primarily attributable to a $41,823 decrease for consulting services for planning future projects and prototype development.

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

EMPLOYEES

As of July 31, 2011, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2011, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

During the three months ended July 31, 2011, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.07 per share (June 2011)	71,429	$5,000
Common stock for services at $0.12 per share (June 2011)	33,835	$4,060

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

During the three month period ended July 31, 2011, the Company was not in default on any of its indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended July 31, 2011, the Company submitted  to a  vote  of  security  holders , an amendment to the Articles of Incorporation to increase of common stock authorized from 12,000,000 to 18,000,000.  The amendment was passed.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended July 31, 2011:

On July 29, 2011, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2011
On August 5, 2011 reporting an increase in authorized shares from 12,000,000 to 18,000,000

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 09/13/11	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Dated: 09/13/11	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: 09/13/11	By: /s/ Debra Kasputis
Debra Kasputis
Director