Form 10-Q/A
period 2011-07-31
MASS MEGAWATTS WIND POWER INC
filed 2011-09-28
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 09/27/11	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Dated: 09/27/11	By: /s/ Gary Bedell
Gary Bedell
Director

Dated: 09/27/11	By: /s/ Debra Kasputis
Debra Kasputis
Director