Form 10-Q
period 2011-10-31
MASS MEGAWATTS WIND POWER INC
filed 2011-12-15
CIK 1117228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-Q or any amendment to this Form 10-Q.      Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No ☑

There were 11,015,265 shares of the Registrant's no par value common stock outstanding as of  December  12, 2011.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of October 31, 2011, and April 30, 2011 (Unaudited)	4

Statements of Operations for the Three and Six Months Ended October 31, 2011 and 2010 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended October 31, 2011 and 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2011	2011
ASSETS
Current Assets:
Cash	$2,993	$26,277
Prepaid expenses and other current assets	3,854	5,066
Total current assets	6,847	31,343

Fixed assets, net of accumulated depreciation of $30,621 and $29,487, respectively	1,481	2,615
Total Assets	$8,328	$33,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$83,077	$10,568
Due to stockholder	74,532	33,199
Deferred income	-	11,072
Total current liabilities	157,609	54,839

Stockholders' deficit:

Common stock; no par value; 18,000,000 shares authorized; 10,847,825 and 10,242,561 issued and outstanding, respectively	6,054,340	6,019,530
Retained deficit	(6,203,621)	(6,040,411)
Total stockholders' deficit	(149,281)	(20,881)
Total liabilities and stockholders' deficit	$8,328	$33,958

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Contract revenues earned	$11,327	$-	$11,327	$-
Direct contracting costs	276	-	276	-
Contracting profit	11,051	-	11,051	-

Operating expenses:
General and administrative	72,269	123,582	168,914	273,310
Depreciation	567	567	1,134	1,134
Total operating costs	72,836	124,149	170,048	274,444

Operating loss	(61,785)	(124,149)	(158,997)	(274,444)

Other income (expense):
Interest expense	(2,560)	(21)	(4,213)	(248)
Interest income	-	68	-	191
Total other income (expense)	(2,560)	47	(4,213)	(57)

Net Loss	$(64,345)	$(124,102)	$(163,210)	$(274,501)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares - basic and diluted	10,623,368	9,419,691	10,450,699	9,277,656

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(163,210)	$(274,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	9,060	6,800
Depreciation	1,134	1,134
Changes in:
Prepaid expenses and other current assets	1,212	(976)
Accounts payable and accrued liabilities	72,509	(938)
Deferred revenue	(11,072)	-
Net cash used by operating activities	(90,367)	(268,481)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,750	206,330
Net borrowings on shareholder credit cards	23,033	12,568
Borrowings on related party debt	18,300	-
Net cash provided by financing activities	67,083	218,898

NET DECREASE IN CASH	(23,284)	(49,583)
CASH AT BEGINNING OF PERIOD	26,277	165,706
CASH AT END OF PERIOD	$2,993	$116,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,173	248
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (the “Company” or ”Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Worcester, Massachusetts.

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2011 have been omitted.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,203,621 at October 31, 2011.  In addition, at October 31, 2011, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At October 31, 2011, Mass Megawatts owed $74,532 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $54,232 and cash funds advanced of $20,300.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2011:

Mass Megawatts issued 83,835 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $9,060 based on the quoted market price of our common stock.

Mass Megawatts sold 521,429 shares of common stock for cash of $25,750.

NOTE 5 - SUBSEQUENT EVENTS

On November 10, 2011, Mass Megawatts issued 97,000 shares of common stock for services.

On November 17, 2011, Mass Megawatts issued 24,000 shares of common stock for services.

On November 17, 2011, Mass Megawatts issued 47,000 shares of common stock for proceeds of $2,115.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2011 AS COMPARED TO THE PERIOD ENDED OCTOBER 31, 2010:

The Company shows a loss of $163,210 for the six months ended October 31, 2011 and $274,501for the six months ended October 31, 2010. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $8,328 as of October 31, 2011, which consisted of cash of $2,993, prepaid expenses and other current assets of $3,854, and fixed assets net of accumulated depreciation of $1,481.

We had total liabilities of $157,609 as of October 31, 2011, consisting of accounts payable and accrued liabilities of $83,077 and loans and advances provided by director of $74,532.

We have incurred net losses since inception and had an accumulated deficit of $6,203,621 at October 31, 2011.

Net cash used in operating activities was $90,367 for the six months ended October 31, 2011.  We had a net loss of $163,210 including non-cash items of $9,060 of shares issued for services and $1,134 of depreciation.

Net cash provided by financing activities was $67,083 for the six months ended October 31, 2011, including $25,750 in proceeds from the sale of stock, $18,300 cash funds advanced by certain stockholders and $23,033 borrowed on shareholder credit cards.

We had no outstanding cash commitments as of October 31, 2011.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $25,750 for the six months ended October 31, 2011. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2011 compared to the Six Months Ended October 31, 2010

The net loss for the six months ended October 31, 2011 (“2011 Period”) was $163,210 compared to a net loss or $274,501 for the six months ended October 31, 2010 (“2010 Period”), a decrease of $111,291.  This decrease in net loss is primarily attributable to decreases of $104,396 in general and administrative expenses and increases in profits on contract revenues of $11,051 offset by an increase of $4,152 in net interest expense.

Our operating expenses were $170,048 for the 2011 Period compared to $274,444 for the 2010 Period, a decrease of $104,396.  This decrease in net loss is primarily attributable to a $69,132 decrease in consulting and other costs for planning future projects and prototype developments and a decrease of $28,269 in online marketing costs.

Three Months Ended October 31, 2011 compared to the Three Months Ended October 31, 2010

The net loss for the three months ended October 31, 2011 (“2011 Period”) was $64,345 compared to a net loss of $124,102 for the three months ended October 31, 2010 (“2010 Period”), a decrease of $59,757.  This decrease in net loss is primarily attributable to an increase in profits on contract revenues of $11,051 and decreases of $51,313 in general and administrative expenses offset by increases of $2,539 in net interest expense.

Our operating expenses were $72,836 for the 2011 Period compared to operating expenses of $124,149 for the 2010 period, a decrease of $51,313.  This decrease in net expenses is primarily attributable to decreases of $27,309 in consulting and other costs for planning future projects and prototype developments and of $19,004 in online marketing costs.

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

EMPLOYEES

As of October 31, 2011, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2011, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

None

ITEM  2.   CHANGES  IN  SECURITIES

During the three months ended October 31, 2011, the Company issued the following shares of  stock:

	Shares	Amount
Common stock for cash at $0.045 per share (August 2011)	350,000	$15,750
Common stock for services at $0.10 per share (September 2011)	50,000	$5,000
Common stock for cash at $0.05 per share (October 2011)	100,000	$5,000

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

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2011, the Company was not in default on any of its indebtedness.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2011, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 12,000,000 to 18,000,000 shares.  The amendment was passed.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended October 31, 2011:

On August 9, 2011 reporting an increase in authorized shares from 12,000,000 to 18,000,000

On September 13, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2011

On November 18, 2011 reporting the appointment of Richard Barcia as Chief Operating Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	December 14, 2011	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	December 14, 2011	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated:	December 14, 2011	By:	/s/ Debra Kasputis
Debra Kasputis
Director