Form 10-Q
period 2012-01-31
MASS MEGAWATTS WIND POWER INC
filed 2012-03-15
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No ☑

There were 15,165,182 shares of the Registrant's no par value common stock outstanding as of  March 14, 2012.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of January 31, 2012, and April 30, 2011 (Unaudited)	1

Statements of Operations for the Three and Nine Months Ended January 31, 2012 and 2011 (Unaudited)	2

Statements of Cash Flows for the Nine Months Ended January 31, 2012 and 2011 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2012	2011
ASSETS
Current Assets:
Cash	$37,587	$26,277
Prepaid expenses and other current assets	2,339	5,066
Total current assets	39,926	31,343

Fixed assets, net of accumulated depreciation of $31,322 and $29,487, respectively	9,453	2,615
Total Assets	$49,379	$33,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$62,340	$10,568
Due to stockholder	37,318	33,199
Deferred income	-	11,072
Total current liabilities	99,658	54,839

Stockholders' deficit:
Common stock; no par value; 18,000,000 shares authorized; 14,997,682 and 10,242,561 issued and outstanding, respectively	6,289,796	6,019,530
Retained deficit	(6,340,075)	(6,040,411)
Total stockholders' deficit	(50,279)	(20,881)
Total liabilities and stockholders' deficit	$49,379	$33,958

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Contract revenues earned	$4,500	$-	$15,827	$-
Direct contracting costs	-	-	276	-
Contracting profit	4,500	-	15,551	-

Operating expenses:
General and administrative	134,372	79,873	303,286	353,188
Depreciation	701	565	1,835	1,699
Total operating costs	135,073	80,438	305,121	354,887

Operating loss	(130,573)	(80,438)	(289,570)	(354,887)

Other income (expense):
Loss on settlement of debt	(2,416)	-	(2,416)	-
Interest expense	(3,469)	-	(7,682)	(243)
Interest income	4	24	4	215
Total other income (expense)	(5,881)	24	(10,094)	(28)

Net Loss	$(136,454)	$(80,414)	$(299,664)	$(354,915)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares - basic and diluted	11,958,718	9,712,462	10,953,372	9,424,396

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	January 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(299,664)	$(354,915)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	67,950	8,284
Depreciation	1,835	1,699
Loss on settlement of debt	2,416	-
Changes in:
Prepaid expenses and other current assets	2,727	(2,988)
Accounts payable and accrued liabilities	51,772	(4,569)
Deferred revenue	(11,072)	-
Net cash used by operating activities	(184,036)	(352,489)

INVESTING ACTIVITIES
Purchase of fixed assets	(8,673)	-
Net cash used by investing activities	(8,673)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	166,070	206,330
Net borrowings on shareholder credit cards	19,649	8,359
Borrowings on related party debt	18,300	-
Net cash provided by financing activities	204,019	214,689

NET INCREASE IN CASH	11,310	(137,800)
CASH AT BEGINNING OF PERIOD	26,277	165,706
CASH AT END OF PERIOD	$37,587	$27,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,642	$243
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued in settlement of related party debt	$33,830	$-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,340,075 at January 31, 2012.  In addition, at January 31, 2012, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At January 31, 2012, Mass Megawatts owed $37,318 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2012:

Mass Megawatts issued 650,835 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $67,950 based on the quoted market price of our common stock.

Mass Megawatts issued 483,286 shares of common stock to the Company’s President as payment of amounts owed on cash advances and amounts owed on personal credit cards for company expenditures.  These shares were valued and recorded at $0.075 per share for a total value of $36,246.

Mass Megawatts sold 3,621,000 shares of common stock for cash of $166,070.

NOTE 5 - SUBSEQUENT EVENTS

On February 8, 2012, Mass Megawatts issued 137,500 shares of common stock for proceeds of $5,500.

On February 9, 2012, Mass Megawatts issued 30,000 shares of common stock for services valued and recorded at fair value of $2,400 based on the quoted market price of our common stock.

.
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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2012 AS COMPARED TO THE
PERIOD ENDED JANUARY 31, 2011:

The Company shows a loss of $299,664 for the nine months ended January 31, 2012 and $354,915 for the nine months ended January 31, 2011. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $49,379 as of January 31, 2012, which consisted of cash of $37,587, prepaid expenses and other current assets of $2,339, and fixed assets net of accumulated depreciation of $9,453.

We had total liabilities of $99,658 as of January 31, 2012, consisting of accounts payable and accrued liabilities of $62,340 and loans and advances provided by director of $37,318.

We have incurred net losses since inception and had an accumulated deficit of $6,340,075 at January 31, 2012.

Net cash used by operating activities was $184,036 for the nine months ended January 31, 2012.  We had a net loss of $299,664 including non-cash items of $67,950 of shares issued for services, $2,416 of loss on settlement of related party debt and $1,835 of depreciation.

Net cash provided by financing activities was $204,019 for the nine months ended January 31, 2012, including $166,070 in proceeds from the sale of stock, $19,649 borrowed on shareholder credit cards and $18,300 cash funds advanced by certain stockholders, which was converted into common shares at $0.075/share during January 2012.

We had no outstanding cash commitments as of January 31, 2012.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $166,070 for the nine months ended January 31, 2012. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2012 compared to the Nine Months Ended January 31, 2011

The net loss for the nine months ended January 31, 2012 (“2011 Period”) was $299,664 compared to a net loss of $354,915 for the nine months ended January 31, 2011 (“2010 Period”), a decrease of $55,251.  This decrease in net loss is primarily attributable to decreases of $49,902 in general and administrative expenses and increases in profits on contract revenues of $15,551 offset by net increases of $7,650 in net interest expense, $136 in depreciation expense, and $2,416 in loss on settlement of debt.

Our operating expenses were $305,121 for the 2011 Period compared to $354,887 for the 2010 Period, a decrease of $49,766.  This decrease in operating expenses is primarily attributable to a decrease of $57,573 in advertising and online marketing costs offset by a net increase of $7,807 in consulting, prototype developments and other administrative costs.

Three Months Ended January 31, 2012 compared to the Three Months Ended January 31, 2011

The net loss for the three months ended January 31, 2012 (“2011 Period”) was $136,454 compared to a net loss of $80,414 for the three months ended January 31, 2011 (“2010 Period”), an increase of $56,040.  This increase in net loss is primarily attributable to stock issued for compensation of $58,890.

Our operating expenses were $135,073  for the 2011 Period compared to operating expenses of $80,438 for the 2010 period, an increase of $54,635.  This increase in operating expenses is primarily attributable to an increase in stock issued for compensation of $58,890 and an increase in consulting fees paid to related parties of $21,000.  These increases were offset by a decrease in advertising and online marketing of $29,304.

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

EMPLOYEES

As of January 31, 2012, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the nine month period ended January 31, 2012, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to a lack of segregation of duties and an overreliance on consultants in our accounting and financial statement close process.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended January 31, 2012, the Company issued the following shares of  stock:

	Shares	Amount
Common stock for cash at $0.04 per share (November 2011)	200,000	$8,000
Common stock for cash at $0.045 per share (November 2011)	47,000	$2,115
Common stock for services at $0.09 per share (November 2011)	121,000	$10,890
Common stock for cash at $0.04 per share (December 2011)	175,000	$7,000
Common stock for cash at $0.045 per share (December 2011)	49,000	$2,205
Common stock for services at $0.08 per share (December 2011)	53,000	$4,240
Common stock for services at $0.11 per share (December 2011)	140,000	$15,400
Common stock for cash at $0.04 per share (January 2012)	2,100,000	$84,000
Common stock for cash at $0.07 per share (January 2012)	528,571	$37,000
Common stock for debt reduction at $0.07 per share (January 2012)	483,286	$36,246
Common stock for services at $0.10 per share (January 2012)	100,000	$10,000
Common stock for services at $0.12 per share (January 2012)	153,000	$18,360

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the nine month period ended January 31, 2012, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the nine month period ended January 31, 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 12,000,000 to 18,000,000 shares.  The amendment was passed.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended January 31, 2012:

On November 18, 2011 reporting the appointment of Richard Barcia as Chief Operating Officer
On December 15, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 3/14/2012	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: 3/14/2012	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated: 3/14/2012	By:	/s/ Debra Kasputis
Debra Kasputis
Director