Form 10-K
period 2012-04-30
MASS MEGAWATTS WIND POWER INC
filed 2012-07-30
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2012

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

State issuer's revenues for its most recent fiscal year. $15,827

As of April 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,791,872, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 8,532,725 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2012, the number of shares outstanding of the Registrant's Common Stock, no par value was 17,068,182.

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

FIG. 1
Fuel Source	Cost/kWh	Market Share

Coal	4	50.00%
Nuclear	15	20.00%
Natural Gas	5	10.00%
Petroleum	8	3.00%
Hydroelectric	4.5 *	12.00%
Wind (pre MAT)	4.5 **	0.25%
Solar	10	0.50%
Diesel	7.0 - 40.0 ***	0.50%
Biomass	8	0.50%

*	At good hydroelectric sites
**	In 15 mph average wind speed conditions
***	Depending on size and location of facility, with smaller more remote locations having higher costs

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

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2012 or 2011.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2012 and 2011 amounted to $14,560 and $50,045, respectively. All of these costs are borne by the Company.

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

EMPLOYEES

As of April 30, 2012, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2012, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

On July 2, 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ Over-the-Counter Bulletin Board under the symbol "MMMW.OB” or “MMMW."  The following table sets forth, for the fiscal years ended April 30, 2012 and April 30, 2011, the high and low per share bid prices of the Company's Common Stock as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2012
	HIGH	LOW
First Quarter	$0.19	$0.08
Second Quarter	0.15	0.08
Third Quarter	0.13	0.07
Fourth Quarter	0.12	0.06

	2011
	HIGH	LOW
First Quarter	$0.53	$0.47
Second Quarter	0.37	0.34
Third Quarter	0.35	0.31
Fourth Quarter	0.27	0.23

During the year ended April 30, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2012, the Company issued the following shares of stock:

	Shares	Amount

Consulting:
Common stock for services at $0.12 per share (June 2011)	33,835	$4,060
Common stock for services at $0.10 per share (September 2011)	50,000	$5,000
Common stock for services at $0.09 per share (November 2011)	121,000	$10,890
Common stock for services at $0.08 per share (December 2011)	53,000	$4,240
Common stock for services at $0.11 per share (December 2011)	140,000	$15,400
Common stock for services at $0.10 per share (January 2012)	100,000	$10,000
Common stock for services at $0.12 per share (January 2012)	153,000	$18,360
Common stock for services at $0.08 per share (February 2012)	30,000	$2,400
Common stock for services at $0.08 per share (March 2012)	100,000	$8,000
Common stock for services at $0.09 per share (March 2012)	60,000	$5,400

Settlement of Related Party Debt:
Common stock for services at $0.075 per share (January 2012)	483,286	$36,246

Cash:
Common stock for cash at $0.07per share (June 2011)	71,429	$5,000
Common stock for cash at $0.045 per share (August 2011)	350,000	$15,750
Common stock for cash at $0.05 per share (October 2011)	100,000	$5,000
Common stock for cash at $0.04 per share (November 2011)	200,000	$8,000
Common stock for cash at $0.045per share (November 2011)	47,000	$2,115
Common stock for cash at $0.04 per share (December 2011)	175,000	$7,000
Common stock for cash at $0.045 per share (December 2011)	49,000	$2,205
Common stock for cash at $0.04 per share (January 2012)	2,100,000	$84,000
Common stock for cash at $0.07 per share (January 2012)	528,571	$37,000
Common stock for cash at $0.04 per share (February 2012)	237,500	$9,500
Common stock for cash at $0.04 per share (March 2012)	125,000	$5,000
Common stock for cash at $0.05 per share (March 2012)	150,000	$7,500
Common stock for cash at $0.04 per share (April 2012)	875,000	$35,000
Common stock for cash at $0.05 per share (April 2012)	493,000	$24,650

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

Companies must decide what information to give to accredited investors, so long as it does not violate the antifraud prohibitions of the federal securities laws. But companies must give non-accredited investors disclosure documents that are generally the same as those used in registered offerings. If a company provides information to accredited investors, it must make this information available to non-accredited investors as well.

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

As of April 30, 2012 there were approximately 326 shareholders of Common Stock and 17,068,182 common shares issued and outstanding. The Company has 18,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 5,927,991 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Results of Operations for the year ended April 30, 2012 compared to April 30, 2011

Net Sales

We generated $15,827 in revenues for the year ended April 30, 2012 (“Fiscal 2012 Period”) compared to none for the year ended April 30, 2011 (“Fiscal 2011 Period”).

Cost of Sales and Contracting Profit

Contracting profit for Fiscal 2012 Period was $12,401 compared to none for Fiscal 2011 Period.  The increase in the contracting profit of $12,401 was due primarily to recognition of revenue deferred from prior years.

Operating Expenses

Our total operating expenses were $394,768 for the Fiscal 2012 Period compared to total operating expenses of $472,688 for the Fiscal 2011 Period.  Our operating expenses for the Fiscal 2012 Period included $14,560 in wind project development expenses compared to $50,045 reported for the Fiscal 2011 Period and $377,404 in general and administrative expenses compared to $420,377 reported for the Fiscal 2011 Period.  The decrease in project development was due to the reduced cost of upgrading the technology of our prototypes in the current fiscal year.  Our general and administrative expenses included $55,550 in marketing expenses compared to $147,804 reported for the Fiscal 2011 Period; decreases in marketing expenses were primarily due to a decrease in online advertising; $41,652 in travel related expenses for the Fiscal 2012 Period compared to $40,194  for the Fiscal 2011 Period; increases primarily due to an increase in travel related costs on construction projects; $46,812 in legal and professional fees during the Fiscal 2012 Period compared to $66,289 for the Fiscal 2011 Period; other consulting and engineering fees reported for Fiscal 2012 Period were $165,657 compared to $95,547 for Fiscal 2011 Period; increases in other consulting and engineering fees were primarily due to increases in consulting for prototype development of $44,610 and compensation to the Chief Executive Officer of $25,500. Insurance was $6,625 for the Fiscal 2012 Period compared to $7,471 for the Fiscal 2011 Period; other administrative costs including office and other supplies, postage, telephone and utilities for Fiscal 2012 Period were $61,107 compared to $42,927 for Fiscal 2011 Period; the increase was primarily due to a increase in fees related to increasing authorized shares incurred for Fiscal 2012 Period .

Our net other expenses for the Fiscal 2012 Period were $13,718 compared to $163 for the Fiscal 2011 Period;  our other expenses included interest expense of $11,311 for the Fiscal 2012 Period compared to $382 for the Fiscal 2011 Period;  the increase in interest expense of $10,929 was due to an increase in average outstanding balances of  credit card debt and interest on shareholder loan obligations; loss on shares issued for settlement of shareholder debt obligation of $2,416 for the Fiscal 2012 Period compared to none for the Fiscal 2011 Period.

Liquidity and Capital Resources

We had total assets of $51,650 as of April 30, 2012, which consisted of cash of $41,484, prepaid expenses and other current assets of $1,682, and fixed assets net of accumulated depreciation of $8,484.

We had total liabilities of $100,900 as of April 30, 2012, consisting of accounts payable and accrued liabilities of $62,794, loans and advances provided by director of $38,106.

We have had net losses since inception and had an accumulated deficit of $6,436,496 at April 30, 2012.

We had net cash used in operating activities of $262,577 for the year ended April 30, 2012.  We had a net loss of $396,085 including non-cash items of $83,750 related to stock issued for services, $2,804 of depreciation and $2,416 for loss on stock issued for payment of debt to a related party.

We had $286,457 in net cash provided by financing activities for the year ended April 30, 2012, including $247,720 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2012.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $248,000. The Company has used this money plus $15,000 from cash funds and increases in borrowing for administration, working capital, marketing, and advertising of approximately $263,000.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2012 and is therefore dependent on financing from issuing capital stock or debt.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

The Company also expects to generate sales in fiscal 2013 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has twelve years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

During the years ended April 30, 2012 and 2011 Mass Megawatts did not grant any option to its employees.

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

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”) as of April 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 30, 2012

Mass Megawatts Wind Power, Inc.
Balance Sheets

	April 30,
	2012	2011
ASSETS
Current Assets:
Cash	$41,484	$26,277
Prepaid expenses and other current assets	1,682	5,066
Total current assets	43,166	31,343

Fixed assets, net of accumulated depreciation of $32,291 and $29,487, respectively	8,484	2,615
Total Assets	$51,650	$33,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$62,794	$10,568
Due to stockholder	38,106	33,199
Deferred income	-	11,072
Total current liabilities	100,900	54,839

Stockholders' deficit:
Common stock; no par value; 18,000,000 shares authorized; 17,068,182 and 10,242,561 issued and outstanding, respectively	6,387,246	6,019,530
Retained deficit	(6,436,496)	(6,040,411)
Total stockholders' deficit	(49,250)	(20,881)
Total liabilities and stockholders' deficit	$51,650	$33,958

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations

	Years Ended
	April 30,
	2012	2011

Contract revenues	$15,827	$-
Direct contracting costs	3,426	-
Gross margin	12,401	-

Operating expenses:
General and administrative	391,964	470,422
Depreciation	2,804	2,266
Total operating expenses	394,768	472,688

Operating loss	(382,367)	(472,688)

Other income (expense):
Loss on settlement of debt	(2,416)	-
Interest expense	(11,311)	(382)
Interest income	9	219
Total other expense	(13,718)	(163)

Net Loss	$(396,085)	$(472,851)

Net loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares - basic and diluted	12,099,323	9,574,873

The accompanying notes are an integral part of these financial statements

Mass Megawattts Wind Power, Inc.
 Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Retained Deficit	Total
Balances, April 30, 2010	8,911,755	$5,719,416	$(5,567,560)	$151,856
Shares issued for cash	1,206,306	273,830	-	273,830
Shares issued for services	124,500	26,284	-	26,284
Net loss	-	-	(472,851)	(472,851)
Balances, April 30, 2011	10,242,561	6,019,530	(6,040,411)	(20,881)
Shares issued for cash	5,501,500	247,720	-	247,720
Shares issued for services	840,835	83,750	-	83,750
Shares issued to extinguish debt	483,286	36,246	-	36,246
Net loss	-	-	(396,085)	(396,085)
Balances, April 30, 2012	17,068,182	$6,387,246	$(6,436,496)	$(49,250)

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Years Ended April 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(396,085)	$(472,851)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	83,750	26,284
Depreciation	2,804	2,266
Loss on settlement of debt	2,416	-
Changes in:
Prepaid expenses and other current assets	3,384	(921)
Accounts payable and accrued liabilities	52,226	98
Deferred revenue	(11,072)	-
Net cash used in operating activities	(262,577)	(445,124)

INVESTING ACTIVITIES
Purchase of fixed assets	(8,673)	-
Net cash used in investing activities	(8,673)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	247,720	273,830
Net borrowings on shareholder credit cards	20,738	29,865
Borrowings on related party debt	17,999	9,000
Payments on related party debt	-	(7,000)
Net cash provided by financing activities	286,457	305,695

NET INCREASE (DECREASE) IN CASH	15,207	(139,429)
CASH AT BEGINNING OF PERIOD	26,277	165,706
CASH AT END OF PERIOD	$41,484	$26,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,311	$405
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$33,830	$-

The accompanying notes are an integral part of these financial statements

Mass Megawatts Wind Power, Inc.
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (“we”,”our”, “Mass Megawatts”, or “the Company”), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Worcester, Massachusetts.

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

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.   Depreciation expense for the years ended April 30, 2012 and 2011 were $2,804 and $2,266, respectively.

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

Research and Development Cost

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $14,560 and $50,045 for the years ended April 30, 2012 and 2011, respectively.

Revenue Recognition

Mass Megawatts recognizes revenue in accordance with ASC 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the good is provided.

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

Deferred Revenue

The Company has deferred revenue for materials that have not been delivered in the amount of $0 and $11,072  for the years ended April 30, 2012 and 2011, respectively. Amounts collected in advance of the period in which the product or services qualifies for revenue recognition are recorded as deferred revenue. Mass Megawatts relieves the deferred revenue balance and records revenue when the service or products have been performed or delivered in accordance with its revenue recognition policy.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718, “Accounting for Stock-Based Compensation”, as interpreted by ASC 505-50.   ASC 505-50 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

During the years ended April 30, 2012 and 2011 Mass Megawatts granted 400,000 shares to its employees for services performed. All shares are vested immediately upon issuance.

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in ASC 505-50, “Accounting for Equity-Based Payments to Non-Employees.” During the years ended April 30, 2012 and 2011, the Company issued 440,835 and 124,500 common shares respectively for services rendered.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. As of and for the year ended April 30, 2012, the Company has a negative working capital of $57,734 and negative cash flows from operations. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At April 30, 2012, we owed $38,106 to certain stockholders for personal credit cards used for company expenditures.

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

Several of the patents have filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries have been granted and currently active during Year 2012.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been received had comparable transactions been entered into with independent party.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2012	2011
Vehicles	$14,625	$14,625
Equipment	26,150	17,477

Total	$40,775	$32,102
Less: accumulated depreciation	(32,291)	(29,487)

Fixed assets, net	$8,484	$2,615

NOTE 5 - COMMON STOCK

During the year ended April 30, 2011:

- Mass Megawatts sold 1,206,306 shares of common stock for cash of $273,830.

- Mass Megawatts issued 124,500 shares of common stock to consultants for their services. These shares were recorded at fair value of $26,284 based on the quoted market price of our common stock.

During the year ended April 30, 2012:

- Mass Megawatts sold 5,501,500 shares of common stock for cash of $247,720.

- Mass Megawatts issued 840,835 shares of common stock to consultants for their services. These shares were recorded at fair value of $83,750 based on the quoted market price of our common stock.

- Mass Megawatts issued 483,286 shares of common stock for settlement of shareholder debt obligation in the amount of $33,830. These shares were recorded at fair value of $36,246 based on the quoted market price of our common stock at $0.075 per share, resulting in a loss on settlement of debt for $2,416.

NOTE 6 - INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $4,834,221 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	April 30, 2012	April 30, 2011
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,643,635	$1,538,270
Valuation Allowance	$(1,643,635)	$(1,538,270)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending April 30, 2012 and April 30, 2011 was $105,365 and $151,833 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

On April 5, 2012, the President of the Company noticed a Special Meeting to the Stockholders to be held on July 2, 2012.  The purpose of the meeting was to amend the articles of organization to increase its authorized capital stock to 35,000,000 shares of common stock no par value per share from 18,000,000 shares of Common Stock and to ratify all actions taken previously to effect such amendment and increase.  This action was taken in accordance with the requirements of Massachusetts law and the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under, including particularly Regulation 14C.  The amendment was approved by a majority of the shareholders.

ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

     None

2.   Changes in Registrant's Certifying Accountants.

     None

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For the past 29 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 14 years.

Education (degrees, schools, and dates)

1978 - 1982	Bentley College	Bachelor of Science, General Business
	Waltham, MA	Associates Degree, Science of Accounting

1974 - 1978	Worcester Academy Liberal Arts Worcester, MA

Chief Operating Officer

     Richard T. Barcia, Age: 48
     Term as officer: 2011 – current;

Effective November 18, 2011, Richard Barcia was appointed as Chief Operating Officer.  Mr. Barcia has over 28 years of experience in construction management with several years of equity ownership of construction companies.  Mr. Barcia has been involved with the planning, development, contracting, and construction of over 700 projects.

CONSULTANTS:

     Michael A. Cook, Age: 55
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

     Thomas M. Dill, Age:  51
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

Gary Bedell
Mr. Bedell is currently a service engineer consultant for several clients in  Massachusetts.  He has several years of technical experience including structural, mechanical and computer related work. Age: 55
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

Debra Kasputis
Ms. Kasputis has several years of administrative oversight for the operational side of small business activity. Age: 51
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2012	2011	2010
JONATHAN RICKER	$66,000	$40,500	$93,629

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2012 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 17,068,182 shares issued and outstanding as of April 30, 2012.

Name and Address Of Beneficial Owner	Amount and nature of Beneficial Owner	Percent of Class

Jonathan Ricker, Chairman, President, Treasurer, Clerk and Director	2,593,677 shares	16.6%

Richard Barcia, Chief Operating Officer	500,000 shares	3.2%

Michael O’Donnell, ten percent plus shareholder	2,050,000 shares	13.3%

Directors, Officers, and shareholders with ten percent or more ownership as a group	5,143,677 shares	33.1%

Cede & Co	6,703,623 shares	46.1%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2012, to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

LICENSING  RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by several applications still effective during 2011 for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

     A)   Form 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2012:

On July 29, 2011, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2011
On August 9, 2011, reporting an increase in authorized shares from 12,000,000 to 18,000,000
On September 13, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2011
On November 18, 2011, reporting the appointment of Richard Barcia as Chief Operating Officer
On December 15, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2011
On March 15, 2012 reporting a press release announcing certain financial results for the fiscal quarter ended January 31,2012
On July 12, 2012, reporting an increase in authorized shares from 18,000,000 to 35,000,000

     B)   Exhibits -

31	Certification of the Chief Financial Officer Dated July 30, 2012

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees
During fiscal 2012, we were billed by our auditors, Malone & Bailey, PC, approximately $15,950 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees
$15,950

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

MASS MEGAWATTS WIND POWER, INC.

Dated: July 30,2012	By:	/s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30,2012	By:	/s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Dated: July 30,2012	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated: July 30,2012	By:	/s/ Debra Kasputis
Debra Kasputis
Director