Form 10-Q
period 2012-07-31
MASS MEGAWATTS WIND POWER INC
filed 2012-09-14
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

There were 17,598,455 shares of the Registrant's no par value common stock outstanding as of September 14, 2012

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of July 31, 2012, and April 30, 2012 (Unaudited)	2

Statements of Expenses for the Three Months Ended July 31, 2012 and 2011 (Unaudited)	3

Statements of Cash Flows for the Three Months Ended July 31, 2012 and 2011 (Unaudited)	4

Notes to Unaudited Financial Statements	5

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2012	2012
ASSETS
Current Assets:
Cash	$1,056	$41,484
Prepaid expenses and other current assets	594	1,682
Total current assets	1,650	43,166

Fixed assets, net of accumulated depreciation of $33,260 and $32,291, respectively	7,515	8,484
Total assets	$9,165	$51,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$71,852	$62,794
Due to stockholder	41,174	38,106
Total current liabilities	113,026	100,900

Stockholders' deficit:
Common stock; no par value; and 20,500,000 shares authorized; 17,469,015 and 17,068,182 issued and outstanding, respectively	6,412,364	6,387,246
Retained deficit	(6,516,225)	(6,436,496)
Total stockholders' deficit	(103,861)	(49,250)
Total liabilities and stockholders' deficit	$9,165	$51,650

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011

Operating expenses:
General and administrative	$73,425	$96,645
Depreciation	969	567
Total operating expenses	74,394	97,212

Operating loss	(74,394)	(97,212)

Other income (expense):
Loss on shares issued for compensation	(2,000)	-
Interest expense, net	(3,335)	(1,653)
Total other expense	(5,335)	(1,653)

Net Loss	$(79,729)	$(98,865)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares - basic and diluted	17,295,926	10,278,030

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(79,729)	$(98,865)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	2,800	4,060
Depreciation	969	567
Loss on shares issued for compensation	2,000	-
Changes in:
Prepaid expenses and other current assets	1,088	1,817
Accounts payable and accrued liabilities	9,058	38,086
Net cash used by operating activities	(63,814)	(54,335)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,318	5,000
Net borrowings on shareholder credit cards	2,068	16,511
Borrowings on related party debt	1,000	15,300
Net cash provided by financing activities	23,386	36,811

NET INCREASE IN CASH	(40,428)	(17,524)
CASH AT BEGINNING OF PERIOD	41,484	26,277
CASH AT END OF PERIOD	$1,056	$8,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,335	$1,653
Income tax paid	-	-

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2012 have been omitted.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,516,225 at July 31, 2012.  In addition, at July 31, 2012, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At July 31, 2012, Mass Megawatts owed $41,174 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $40,174 and cash funds advanced of $1,000.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2012:

Mass Megawatts issued 60,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $4,800 based on the quoted market price of our common stock.

Mass Megawatts sold 340,833 shares of common stock for cash of $20,318.

During the three month period ended July 31, 2012, the Company submitted to a vote of security holders, an amendment to the Articles of Incorporation to increase of common stock authorized from 18,000,000 to 35,000,000.  The amendment was passed.

NOTE 5 -  SUBSEQUENT EVENTS

On August 3, 2012, Mass Megawatts issued 100,000 shares of common stock for cash proceeds of $3,000 and 30,000 shares of common stock for services valued at $1,500.

On August 24, 2012, the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 18,000,000 to 20,500,000.  Mass Megawatts intends to file subsequent reports with the Commonwealth to incrementally increase the Authorized Shares to the total of 35,000,000 as approved by the security holders.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2012 AS COMPARED TO THE PERIOD ENDED JULY 31, 2011:

The Company shows a loss of $79,729 for the three months ended July 31, 2012 and $98,865 for the three months ended July 31, 2011. The losses are related mostly to professional and consulting fees and the development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $9,165 as of July 31, 2012, which consisted of cash of $1,056, prepaid expenses and other current assets of $594, and fixed assets net of accumulated depreciation of $7,515.

We had total liabilities of $113,026 as of July 31, 2012, consisting of accounts payable and accrued liabilities of $71,852, and loans and advances provided by director of $41,174.

We have incurred net losses since inception and had at accumulated deficit of $6,516,225 at July 31, 2012.

Net cash used in operating activities was $63,814 for the three months ended July 31, 2012.  We had a net loss of $79,729 including non-cash items of $2,800 of shares issued for services, $2,000 of loss on shares issued for services and $969 of depreciation.

Net cash provided by financing activities was $23,386 for the three months ended July 31, 2012, including $20,318 in proceeds from the sale of stock, $2,068 borrowed on shareholder credit cards and $1,000 cash funds advanced by certain stockholders.

We had no outstanding cash commitments as of July 31, 2012.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $20,318 for the three months ended July 31, 2012. The Company has spent this money on updating prototypes, administration, working capital, marketing, and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2012 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders again approved an increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  In July 2012, the shareholders approved an additional increase of its authorized common stock from 18,000,000 shares to 35,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011

The net loss for the three months ended July 31, 2012 (“2012 Period”) was $79,729 compared to a net loss of $98,865 for the three months ended July 31, 2011 (“2011 Period”), a decrease of $19,136.  This decrease in net loss is primarily attributable to a decrease of $25,720 in general and administrative expenses offset by an increase in other expenses of $3,682.

Our operating expenses were $74,394 for the 2012 Period compared to operating expenses of $97,212 for the 2011 period, a decrease of $22,818.  This decrease in net loss is primarily attributable to decreases of $11,995 for consulting services and prototype development for planning future projects, $ 6,000 for fees to increase authorized common shares, $5,270 decreases in professional fees and $2,053 in other administrative costs.

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

EMPLOYEES

As of July 31, 2012, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2012, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

None

ITEM  2.     CHANGES IN SECURITIES

During the three months ended July 31, 2012, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.04 per share (May 2012)	50,000	$2,000
Common stock for cash at $0.06 per share (May 2012)	33,333	$2,000
Common stock for cash at $0.04 per share (June 2012)	112,500	$4,500
Common stock for cash at $0.0815 per share (June 2012)	145,000	$11,818
Common stock for services at $0.12 per share (June 2012)	60,000	$4,800

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

During the three month period ended July 31, 2012, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  the three month period ended July 31, 2012, the Company submitted  to a  vote  of  security  holders , an amendment to the Articles of Incorporation to increase of common stock authorized from 18,000,000 to 35,000,000.  The amendment was passed.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended July 31, 2012:

On July 12, 2012 reporting an increase in authorized shares from 18,000,000 to 35,000,000

On July 30, 2012, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	09/14/12	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	09/14/12	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated:	09/14/12	By:	/s/ Debra Kasputis
Debra Kasputis
Director