Form 10-K/A
period 2012-04-30
MASS MEGAWATTS WIND POWER INC
filed 2012-12-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K AMENDMENT

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

/s/ MaloneBailey, LLP
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

On August 9, 2011, reporting an increase in authorized shares from 12,000,000 to 18,000,000

On September 13, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2011

On November 18, 2011, reporting the appointment of Richard Barcia as Chief Operating Officer

On December 15, 2011, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2011

On March 15, 2012 reporting a press release announcing certain financial results for the fiscal quarter ended January 31,2012

On July 12, 2012, reporting an increase in authorized shares from 18,000,000 to 35,000,000

     B)   Exhibits -

31	Certification of the Chief Financial Officer Dated July 30, 2012

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33	Consent of Independent Registered Accounting Firm related to Form S-8 filed on February 22, 2012

ITEM  14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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