Form 10-Q
period 2012-10-31
MASS MEGAWATTS WIND POWER INC
filed 2012-12-18
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes ☐   No ☑

There were 20,231,455 shares of the Registrant's no par value common stock outstanding as of December  17, 2012.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of October 31, 2012, and April 30, 2012 (Unaudited)	4

Statements of Operations for the Three and Six Months Ended October 31, 2012 and 2011 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended October 31, 2012 and 2011 (Unaudited)	6

Notes to Unaudited Financial Statements	7

PART  I  -  FINANCIAL  INFORMATION

Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2012	2012
ASSETS
Current Assets:
Cash	$4,547	$41,484
Prepaid expenses and other current assets	264	1,682
Total current assets	4,811	43,166

Fixed assets, net of accumulated depreciation of $34,229 and $32,291, respectively	6,546	8,484
Total Assets	$11,357	$51,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$93,430	$62,794
Due to stockholder	39,609	38,106
Total current liabilities	133,039	100,900

Stockholders' deficit:

Common stock; no par value; 35,000,000 shares authorized; 20,231,455 and 17,068,182 issued and outstanding, respectively	6,493,264	6,387,246
Retained deficit	(6,614,946)	(6,436,496)
Total stockholders' deficit	(121,682)	(49,250)
Total liabilities and stockholders' deficit	$11,357	$51,650

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Contract revenues earned	$-	$11,327	$-	$11,327
Direct contracting costs	-	276	-	276
Contracting profit	-	11,051	-	11,051

Operating expenses:
General and administrative	94,276	72,269	169,701	168,914
Depreciation	969	567	1,938	1,134
Total operating expenses	95,245	72,836	168,914	170,048

Operating loss	(93,645)	(61,785)	(179,639)	(158,997)

Other income (expense):
Interest expense, net	(3,476)	(2,560)	(6,811)	(4,213)
Total other income (expense)	(3,476)	(2,560)	(6,811)	(4,213)

Net Loss	$(98,721)	$(64,345)	$(178,450)	$(163,210)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares - basic and diluted	18,915,917	10,623,368	18,105,922	10,450,699

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(178,450)	$(163,210)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	32,600	9,060
Depreciation	1,938	1,134
Loss on shares issued for compensation	3,600	-
Changes in:
Prepaid expenses and other current assets	1,418	1,212
Accounts payable and accrued liabilities	30,636	72,509
Deferred revenue	-	(11,072)
Net cash used by operating activities	(108,258)	(90,367)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	69,818	25,750
Net borrowings on shareholder credit cards	1,756	23,033
Borrowings on related party debt	2,747	18,300
Payments on related party debt	(3,000)	-
Net cash provided by financing activities	71,321	67,083

NET DECREASE IN CASH	(36,937)	(23,284)
CASH AT BEGINNING OF PERIOD	41,484	26,277
CASH AT END OF PERIOD	$4,547	$2,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,811	4,173
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Unaudited Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (the “Company” or “Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. The corporate headquarters is located in Worcester, Massachusetts.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,614,946 at October 31, 2012.  In addition, at October 31, 2012, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At October 31, 2012, Mass Megawatts owed $39,609 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2012:

Mass Megawatts issued 593,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $36,200 based on the quoted market price of our common stock.

Mass Megawatts sold 2,570,833 shares of common stock for cash of $69,818.

During the three month period ended July 31, 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

On August 24, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 18,000,000 to 20,500,000 shares.

NOTE 5 - SUBSEQUENT EVENTS

On December 7, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 20,500,000 to 35,000,000 shares as approved by the security holders.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2012 AS COMPARED TO THE
PERIOD ENDED OCTOBER 31, 2011:

The Company shows a loss of $178,450 for the six months ended October 31, 2012 and $163,210 for the six months ended October 31, 2011. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $11,357 as of October 31, 2012, which consisted of cash of $4,547, prepaid expenses and other current assets of $264, and fixed assets net of accumulated depreciation of $6,546.

We had total liabilities of $133,039 as of October 31, 2012, consisting of accounts payable and accrued liabilities of $93,430 and loans and advances provided by director of $39,609.

We have incurred net losses since inception and had an accumulated deficit of $6,614,946 at October 31, 2012.

Net cash used in operating activities was $108,258 for the six months ended October 31, 2012.  We had a net loss of $178,450 including non-cash items of $32,600 of shares issued for services, and $1,938 of depreciation.

Net cash provided by financing activities was $71,321 for the six months ended October 31, 2012.  Funds provided included $69,818 in proceeds from the sale of stock, $2,747 cash funds advanced by certain stockholders and $1,756 borrowed on shareholder credit cards.  This was offset by payments of $3,000 on advances by certain stockholders.

We had no outstanding cash commitments as of October 31, 2012.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $69,818 for the six months ended October 31, 2012. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

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

The Company  expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so. Without  future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has twelve years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

The Company's ticker symbol is MMMW and the stock is traded as an OTCQB listed company on the OTC stock market.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2012 compared to the Six Months Ended October 31, 2011

The net loss for the six months ended October 31, 2012 (“2012 Period”) was $178,450 compared to a net loss of $163,210 for the six months ended October 31, 2011 (“2011 Period”), an increase of $15,240.  This increase in net loss is primarily attributable to a decrease of $11,051 in profits on contract revenues and increases in net interest expense of $2,598.  These increases to net loss were offset by a decrease of $2,009 in general and administrative expenses.

Our operating expenses were $179,639 for the 2012 Period compared to $170,048 for the 2011 Period, an increase of $9,591.  This decrease in net loss is primarily attributable to decreases in other administrative costs.

Three Months Ended October 31, 2012 compared to the Three Months Ended October 31, 2011

The net loss for the three months ended October 31, 2012 (“2012 Period”) was $98,721 compared to a net loss of $64,345 for the three months ended October 31, 2011 (“2011 Period”), an increase of $34,376.  This increase in net loss is primarily attributable to a decrease in profits on contract revenues of $11,051 and increases of $17,509 in general and administrative expenses, $4,900 in losses on shares issued for compensation and $916 in net interest expense.

Our operating expenses were $95,245 for the 2012 Period compared to operating expenses of $72,836 for the 2011 period, an increase of $22,409.  This increase in net expenses is primarily attributable to increases of $29,800 in shares issued for consulting services offset by decreases of $8,000 paid to related parties for consulting services and $991 for other costs for planning future projects and prototype developments and other general and administrative services.

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

EMPLOYEES

As of October 31, 2012, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2012, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

None

ITEM  2.    CHANGES  IN  SECURITIES

During the three months ended October 31, 2012, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.020 per share (August 2012)	850,000	$17,000
Common stock for cash at $0.025 per share (August 2012)	200,000	$5,000
Common stock for cash at $0.030 per share (August 2012)	100,000	$3,000
Common stock for services at $0.050 per share (August 2012)	30,000	$1,500
Common stock for services at $0.070 per share (August 2012)	230,000	$16,100
Common stock for cash at $0.025 per share (September 2012)	380,000	$9,500
Common stock for services at $0.050 per share (September 2012)	50,000	$2,500
Common stock for services at $0.060 per share (September 2012)	15,000	$900
Common stock for cash at $0.020 per share (October 2012)	500,000	$10,000
Common stock for cash at $0.025 per share (October 2012)	200,000	$5,000
Common stock for services at $0.050 per share (October 2012)	208,000	$10,400

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

ITEM  3.    DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2012, the Company was not in default on any of its indebtedness.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended October 31, 2012:

On September 14, 2012, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: 12/17/11	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: 12/17/11	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated: 12/17/11	By:	/s/ Debra Kasputis
Debra Kasputis
Director