Form 10-Q
period 2013-01-31
MASS MEGAWATTS WIND POWER INC
filed 2013-03-20
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

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

There were 24,394,137 shares of the Registrant's no par value common stock outstanding as of March  XX, 2013.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2013	2012
ASSETS
Current Assets:
Cash	$21,261	$41,484
Prepaid expenses and other current assets	123	1,682
Total current assets	21,384	43,166

Fixed assets, net of accumulated depreciation of $35,198 and $32,291, respectively	5,577	8,484
Total Assets	$26,961	$51,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$89,735	$62,794
Due to stockholder	29,697	38,106
Total current liabilities	119,432	100,900

Stockholders' deficit:

Common stock; no par value; 35,000,000 shares authorized; 24,394,137 and 17,068,182 issued and outstanding as of January 31, 2013 and April 30, 2012, respectively	6,658,682	6,387,246
Additional paid in capital	12,569	-
Retained deficit	(6,763,722)	(6,436,496)
Total stockholders' deficit	(92,471)	(49,250)
Total liabilities and stockholders' deficit	$26,961	$51,650

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Contract revenues earned	$-	$4,500	$-	$15,827
Direct contracting costs	-	-	-	276
Contracting profit	-	4,500	-	15,551

Operating expenses:
General and administrative	144,312	134,372	310,413	303,286
Depreciation	969	701	2,907	1,835
Total operating expenses	145,281	135,073	313,320	305,121

Operating loss	(145,281)	(130,573)	(313,320)	(289,570)

Other expense:
Loss on shares issued for compensation	-		(3,600)	-
Loss on settlement of debt	-	(2,416)	-	(2,416)
Interest expense, net	(3,495)	(3,465)	(10,306)	(7,678)
Total other expense	(3,495)	(5,881)	(13,906)	(10,094)

Net Loss	$(148,776)	$(136,454)	$(327,226)	$(299,664)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares - basic and diluted	22,309,533	11,958,718	19,507,125	10,953,372

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(327,226)	$(299,664)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	59,218	67,950
Depreciation	2,907	1,835
Compensation expense- related party	5,805	-
Loss on shares issued for compensation	3,600	-
Loss on settlement of debt	-	2,416
Changes in:
Prepaid expenses and other current assets	1,559	2,727
Accounts payable and accrued liabilities	26,941	51,772
Deferred revenue	-	(11,072)
Net cash used by operating activities	(227,196)	(184,036)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,673)
Net cash used by investing activities	-	(8,673)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	208,618	166,070
Proceeds from recovery of settlement	6,764	-
Net borrowings on shareholder credit cards	(2,957)	19,649
Borrowings on related party debt	17,548	18,300
Payments on related party debt	(23,000)	-
Net cash provided by financing activities	206,973	204,019

NET INCREASE (DECREASE) IN CASH	(20,223)	11,310
CASH AT BEGINNING OF PERIOD	41,484	26,277
CASH AT END OF PERIOD	$21,261	$37,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,306	$7,642
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$-	$33,830

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,763,722 at January 31, 2013.  In addition, at January 31, 2013, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At January 31, 2013, Mass Megawatts owed $29,697 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures.

Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2013:

Mass Megawatts issued 990,400 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $62,818 based on the quoted market price of our common stock.

Mass Megawatts sold 6,335,555 shares of common stock for cash of $208,618

During July, 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

On August 24, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 18,000,000 to 20,500,000 shares.

On December 7, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 20,500,000 to 35,000,000 shares

During the three months ended January 31, 2013, additional paid in capital increased by $12,569.  Of this amount $5,805 was due to a sale of common stock to the Company’s President in excess of market value.  The remaining $6,764 was due to a settlement agreement entered into with the Company’s President, the Company and a third party to dismiss action initiated by the third party naming the Company a Nominal Defendant. The Company received $9,489 and paid out $2,725 to the third party per the settlement.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2013 AS COMPARED TO THE
PERIOD ENDED JANUARY  31, 2012:

The Company shows a loss of $327,226 for the nine months ended January 31, 2013 and $299,664 for the nine months ended January 31, 2012. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $26,961 as of January 31, 2013, which consisted of cash of $21,261, prepaid expenses and other current assets of $123, and fixed assets net of accumulated depreciation of $5,577.

We had total liabilities of $119,432 as of January 31, 2013, consisting of accounts payable and accrued liabilities of $89,735 and loans and advances provided by director of $29,697.

We have incurred net losses since inception and had an accumulated deficit of $6,763,722 at January 31, 2013.

Net cash used in operating activities was $233,001 for the nine months ended January 31, 2013.  We had a net loss of $327,226 including non-cash items of $59,218 of shares issued for services, $3,600 of loss on shares issued for services and $2,907 of depreciation.

Net cash provided by financing activities was $212,778 for the nine months ended January 31, 2013.  Funds provided included $214,423 in proceeds from the sale of stock and $17,548 cash funds advanced by certain stockholders.  Funds of $6,764 were also provided from a settlement to dismiss legal proceedings.  These were offset by payments of $23,000 on advances by certain stockholders and payments in excess of borrowings on shareholder credit cards of $2,957.

We had no outstanding cash commitments as of January 31, 2013.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2013 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $214,423 and received net proceeds of $6,764 in recovery settlement of legal proceedings for the nine months ended January 31, 2013. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2013 compared to the Nine Months Ended January 31, 2012

The net loss for the nine months ended January 31, 2013 (“2012 Period”) was $327,226 compared to a net loss of $299,664 for the nine months ended January 31, 2012 (“2011 Period”), an increase of $27,562.  This increase in net loss is primarily attributable to a decrease of $15,551 in profits on contract revenues and increases in general and administrative expenses of $8,199, net interest expense of $2,628 and losses on shares issued for compensation of $3,600.  These increases to net loss were offset by a decrease of $2,416 in loss on shares issued for settlement of debt.

Our operating expenses were $313,320 for the 2012 Period compared to $305,121 for the 2011 Period, an increase of $8,199.  This increase in net loss is primarily attributable to increases in State fees of $11,000 to increase authorized shares and marketing costs of $14,173. These increases were offset by decreases of $8,730 in consulting fees and other costs paid for planning future projects, $7,286 in insurance and professional fees and $958 in other administrative costs.

Three Months Ended January 31, 2013 compared to the Three Months Ended January 31, 2012

The net loss for the three months ended January 31, 2013 (“2012 Period”) was $148,776 compared to a net loss of $136,454 for the three months ended January 31, 2012 (“2011 Period”), an increase of $12,322.  This increase in net loss is primarily attributable to a decrease in profits on contract revenues of $4,500 and increases of $10,208 in general and administrative expenses and $30 in net interest expense.  These were offset by a decrease of $2,416 in loss on shares issued for settlement of debt.

Our operating expenses were $145,281 for the 2012 Period compared to operating expenses of $135,073 for the 2011 period, an increase of $10,208.  This increase in net expenses is primarily attributable to increases in State fees of $14,500 to increase authorized shares, marketing costs of $5,833, consulting fees and other costs paid for planning future projects and prototype developments of $19,256 and other administrative costs of $2,891.  These were offset by a decrease in stock compensation expenses of $32,272.

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

EMPLOYEES

As of January 31, 2013, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the nine month period ended January 31, 2013, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  CHANGES  IN  SECURITIES

During the three months ended January 31, 2013, the Company issued the following shares of  stock:

	Shares	Amount
Common stock for cash at $0.020 per share (November 2012)	432,500	$8,650
Common stock for services at $0.05 per share (November 2012)	100,000	$5,000
Common stock for cash at $0.020 per share (December 2012)	850,000	$17,000
Common stock for cash at $0.0250 per share (December 2012)	100,000	$2,500
Common stock for cash at $0.040 per share (December 2012)	125,000	$5,000
Common stock for cash at $0.050 per share (December 2012)	800,000	$40,000
Common stock for services at $0.070 per share (December 2012)	181,400	$12,698
Common stock for services at $0.120 per share (December 2012)	16,000	$1,920
Common stock for cash at $0.133 per share (December 2012)	135,000	$17,955
Common stock for cash at $0.030 per share (January 2013)	100,000	$3,000
Common stock for cash at $0.040 per share (January 2013)	1,000,000	$40,000
Common stock for cash at $0.045 per share (January 2013)	122,222	$5,500
Common stock for cash at $0.050 per share (January 2013)	100,000	$5,000
Common stock for services at $0.070 per share (January 2013)	100,000	$7,000

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

During the nine month period ended January 31, 2013, the Company was not in default on any of its indebtedness.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine month period ended January 31, 2013, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended January 31, 2013:

On December 17, 2012, reporting a press release announcing certain financial results for the fiscal quarter ended October  31, 2012

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated: March 18, 2013	By:	/s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated: March 18, 2013	By:	/s/ Gary Bedell
Gary Bedell
Director

Dated: March 18, 2013	By:	/s/ Debra Kasputis
Debra Kasputis
Director