Form 10-K
period 2013-04-30
MASS MEGAWATTS WIND POWER INC
filed 2013-08-09
CIK 1117228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2013

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

(508) 751-5432
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	OTC QB

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

State issuer's revenues for its most recent fiscal year. $2,875.

As of April 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $595,256, based upon the closing sales price reported for such date on the OTCBB. The number of shares held by non-affiliates was 19,875,211 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 8, 2013, the number of shares outstanding of the Registrant's Common Stock, no par value was 28,957,577

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

FIG. 1
Fuel Source	Cost/kWh		Market Share

Coal	4.0		50.0%
Nuclear	15.0		20.0%
Natural Gas	5.0		10.0%
Petroleum	8.0		3.0%
Hydroelectric	4.5	*	12.0%
Wind (pre MAT)	4.5	**	0.25%
Solar	10.0		0.5%
Diesel	7.0 - 40.0	***	0.5%
Biomass	8.0		0.5%

*	At good hydroelectric sites
**	In 15 mph average wind speed conditions
***	Depending on size and location of facility, with smaller more remotelocations having higher costs

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

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2013 or 2012.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2013 and 2012 amounted to $13,426 and $14,560, respectively. All of these costs are borne by the Company.

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

EMPLOYEES

As of April 30, 2013, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2013, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

PART II

ITEM 5.      MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the OTCQB Over-the-Counter Market under the symbol “MMMW." The following table sets forth, for the fiscal years ended April 30, 2013 and April 30, 2012, the high and low per share bid prices of the Company's Common Stock as reported by the OTC Markets . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2013
	HIGH	LOW
First Quarter	$0.13	$0.05
Second Quarter	.09	0.04
Third Quarter	0.21	0.03
Fourth Quarter	.14	0.01

	2012
	HIGH	LOW
First Quarter	$0.19	$0.08
Second Quarter	.15	0.08
Third Quarter	0.13	0.07
Fourth Quarter	.12	0.06

During the year ended April 30, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2013, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.040 per share (May 2012)	50,000	$2,000
Common stock for cash at $0.060 per share (May 2012)	33,333	$2,000
Common stock for cash at $0.040 per share (June 2012)	112,500	$4,500
Common stock for cash at $0.0815 per share (June 2012)	145,000	$11,818
Common stock for services at $0.08 per share (June 2012)	60,000	$4,800
Common stock for cash at $0.020 per share (August 2012)	850,000	$17,000
Common stock for cash at $0.025 per share (August 2012)	200,000	$5,000
Common stock for cash at $0.030 per share (August 2012)	100,000	$3,000
Common stock for services at $0.050 per share (August 2012)	30,000	$1,500
Common stock for services at $0.070 per share (August 2012)	230,000	$16,100
Common stock for cash at $0.025 per share (September 2012)	380,000	$9,500
Common stock for services at $0.050 per share (September 2012)	50,000	$2,500
Common stock for services at $0.060 per share (September 2012)	15,000	$900
Common stock for cash at $0.020 per share (October 2012)	500,000	$10,000
Common stock for cash at $0.025 per share (October 2012)	200,000	$5,000
Common stock for services at $0.050 per share (October 2012)	208,000	$10,400
Common stock for cash at $0.020 per share (November 2012)	432,500	$8,650
Common stock for services at $0.05 per share (November 2012)	100,000	$5,000
Common stock for cash at $0.020 per share (December 2012)	850,000	$17,000
Common stock for cash at $0.0250 per share (December 2012)	100,000	$2,500
Common stock for cash at $0.040 per share (December 2012)	125,000	$5,000
Common stock for cash at $0.050 per share (December 2012)	800,000	$40,000
Common stock for services at $0.070 per share (December 2012)	181,400	$12,698
Common stock for services at $0.120 per share (December 2012)	16,000	$1,920
Common stock for cash at $0.090 per share (December 2012)	135,000	$17,955
Common stock for cash at $0.030 per share (January 2013)	100,000	$3,000
Common stock for cash at $0.040 per share (January 2013)	1,000,000	$40,000
Common stock for cash at $0.045 per share (January 2013)	122,222	$5,500
Common stock for cash at $0.050 per share (January 2013)	100,000	$5,000
Common stock for services at $0.070 per share (January 2013)	100,000	$7,000
Common stock for services at $0.060 per share (February 2013)	200,000	$12,000
Common stock for cash at $0.025 per share (March 2013)	440,000	$11,000
Common stock for services at $0.060 per share (March 2013)	100,000	$6,000
Common stock for cash at $0.022 per share (April 2013)	200,000	$4,400
Common stock for cash at $0.025 per share (April 2013)	200,000	$5,000
Common stock for services at $0.050 per share (April 2013)	200,000	$10,000

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

As of April 30, 2013 there were approximately 535 shareholders of Common Stock, not including approximately 3,600 beneficial shareholders whose stock is held in a security depository, and 25,734,137 common shares issued and outstanding. The Company has 35,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 18,790,775 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Results of Operations for the year ended April 30, 2013 compared to April 30, 2012

Net Sales

We generated $0 in revenues for the year ended April 30, 2013 (“Fiscal 2013 Period”) compared to $15,827  for the year ended April 30, 2012 (“Fiscal 2012 Period”).

Cost of Sales and Contracting Profit

Contracting profit for Fiscal 2013 Period was $0 compared to $12,401  for Fiscal 2012 Period.  The decrease in the contracting profit of $12,401 was due primarily to recognition of revenue deferred in the prior year.

Operating Expenses

Our total operating expenses were $409,834 for the Fiscal 2013 Period compared to total operating expenses of $394,768 for the Fiscal 2012 Period.  Our operating expenses for the Fiscal 2013 Period included $13,426 in wind project development expenses compared to $14,560 reported for the Fiscal 2012 Period and $392,531 in general and administrative expenses compared to $377,404 reported for the Fiscal 2012 Period.  The decrease in project development was due to the reduced cost of upgrading the technology of our prototypes in the current fiscal year.  Our general and administrative expenses included $71,900 in marketing expenses compared to $55,550 reported for the Fiscal 2012 Period; increases in marketing expenses were primarily due to increases in online advertising; $34,634 in travel related expenses for the Fiscal 2013 Period compared to $41,652 for the Fiscal 2012 Period; decreases primarily due to decreases in travel related costs on construction projects; $45,237 in legal and professional fees during the Fiscal 2013 Period compared to $46,812 for the Fiscal 2012 Period; other consulting and engineering fees reported for Fiscal 2013 Period were $173,133 compared to $165,657 for Fiscal 2012 Period; increases in other consulting and engineering fees were primarily due to increases in consulting for prototype development.; other administrative costs including office and other supplies, insurance, postage, telephone and utilities for Fiscal 2013 Period were $37,627 compared to $61,107for Fiscal 2012 Period.

Our net other expenses for the Fiscal 2013 Period were $19,310 compared to $13,718  for the Fiscal 2012 Period;  our other expenses included interest expense of $13,721 for the Fiscal 2013 Period compared to $11,311  for the Fiscal 2012 Period;  the increase in interest expense of $2,410 was due to an increase in average outstanding balances of  credit card debt and interest on shareholder loan obligations; loss on shares issued for settlement of shareholder debt obligation of none for the Fiscal 2013 Period compared to $2,416  for the Fiscal 2012 Period; loss on shares issued for compensation were $5,600 for the Fiscal 2013 Period compared to none for the Fiscal 2012 Period; the increase was due to increases in shares issued for consulting and engineering fees for prototype development.

Liquidity and Capital Resources

We had total assets of $32,237 as of April 30, 2013, which consisted of cash of $123, deposits and other current assets of $27,507, and fixed assets net of accumulated depreciation of $4,607.

We had total liabilities of $178,226 as of April 30, 2013, consisting of accounts payable and accrued liabilities of $130,940, loans and advances provided by director of $47,286.

We have had net losses since inception and had an accumulated deficit of $6,865,640 at April 30, 2013.

We had net cash used in operating activities of $286,323 for the year ended April 30, 2013.  We had a net loss of $429,144 including non-cash items of $85,218 related to stock issued for services, $3,877 of depreciation and $5,600 for loss on stock issued for compensation.

We had $244,962 in net cash provided by financing activities for the year ended April 30, 2013, including $229,018 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2013.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $229,000. The Company has used this money plus $41,000 from cash funds for administration, working capital, marketing, and advertising of approximately $275,000 and to reduce net borrowing by approximately $1,000.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2013 and is therefore dependent on financing from issuing capital stock or debt.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

The Company also expects to generate sales in fiscal 2014 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has twelve years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

The company's ticker symbol is MMMW and can be found on the Over-The Counter Market, more commonly described as OTCQB: MMMW.

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

Share-based compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.

During the years ended April 30, 2013 and 2012 Mass Megawatts did not grant any option to its employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”) as of April 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

August 9, 2013

Mass Megawatts Wind Power, Inc.
Balance Sheets

	April 30,
	2013	2012
ASSETS
Current Assets:
Cash	$123	$41,484
Deposits and other current assets	27,507	1,682
Total current assets	27,630	43,166

Fixed assets, net of accumulated depreciation of $36,168 and $32,291, respectively	4,607	8,484
Total Assets	$32,237	$51,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$130,940	$62,794
Due to stockholder	47,286	38,106
Total current liabilities	178,226	100,900

Stockholders' deficit:
Common stock; no par value; 35,000,000 shares authorized; 25,734,137 and 17,068,182 issued and outstanding, respectively	6,707,082	6,387,246
Additional Paid in Capital	12,569	-
Accumulated deficit	(6,865,640)	(6,436,496)
Total stockholders' deficit	(145,989)	(49,250)
Total liabilities and stockholders' deficit	$32,237	$51,650

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations

	Years Ended
	April 30,
	2013	2012

Contract revenues	$-	$15,827
Direct contracting costs	-	3,426
Gross margin	-	12,401

Operating expenses:
General and administrative	405,957	391,964
Loss on shares issued for compensation	5,600	-
Depreciation	3,877	2,804
Total operating expenses	415,434	394,768

Operating loss	(415,434)	(382,367)

Other income (expense):
Loss on settlement of debt	-	(2,416)
Interest expense	(13,721)	(11,311)
Interest income	11	9
Total other expense	(13,710)	(13,718)

Net Loss	$(429,144)	$(396,085)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares - basic and diluted	20,848,068	12,099,323

The accompanying notes are an integral part of these  financial statements

Mass Megawattts Wind Power, Inc.
Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Deficit	Total

Balances, April 30, 2011	10,242,561	$6,019,530	$-	$(6,040,411)	$(20,881)
Shares issued for cash	5,501,500	247,720	-	-	247,720
Shares issued for services	840,835	83,750	-	-	83,750
Shares issued to extinguish debt	483,286	36,246	-	-	36,246
Net loss	-	-	-	(396,085)	(396,085)
Balances, April 30, 2012	17,068,182	6,387,246	-	(6,436,496)	(49,250)
Shares issued for cash	7,175,555	229,018		-	229.018
Shares issued for services	1,490,400	90,818	-	-	90,818
Loss on shares issued for compensation	-	-	5,805	-	5,805
Contributed capital- proceeds from legal settlement	-	-	6,764	-	6,764
Net loss	-	-	-	(429,144)	(429,144)
Balances, April 30, 2013	25,734,137	$6,707,082	$12,569	$(6,865,640)	$(145,989)

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Years Ended April 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(429,144)	$(396,085)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	91,023	83,750
Depreciation	3,877	2,804
Loss on settlement of debt	-	2,416
Loss on shares issued for compensation	5,600	-
Changes in Assets and Liabilities:
Prepaid expenses and other current assets	(25,825)	3,384
Accounts payable and accrued liabilities	68,146	52,226
Deferred revenue	-	(11,072)
Net cash used in operating activities	(286,323)	(262,577)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,673)
Net cash used in investing activities	-	(8,673)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	229,018	247,720
Contribution of capital- Proceeds from legal settlement	6,764	-
Net borrowings on shareholder credit cards	(1,823)	20,738
Borrowings on related party debt	34,548	17,999
Payments on related party debt	(23,545)	-
Net cash provided by financing activities	244,962	286,457

NET INCREASE (DECREASE) IN CASH	(41,361)	15,207
CASH AT BEGINNING OF PERIOD	41,484	26,277

CASH AT END OF PERIOD	$123	$41,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,721	$11,311
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$-	$33,830

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

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense for the years ended April 30, 2013 and 2012 were $3,877 and $2,804, respectively.

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

Research and Development Cost

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $13,426 and $14,560 for the years ended April 30, 2013 and 2012, respectively.

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

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in ASC 505-50, “Accounting for Equity-Based Payments to Non-Employees.” During the years ended April 30, 2013 and 2012, the Company issued 1,490,400 and 840,835 common shares respectively for services rendered.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. As of and for the year ended April 30, 2013, the Company has a negative working capital of $150,596 and negative cash flows from operations. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At April 30, 2013, we owed $47,286 to certain stockholders, which included $ 36,584 owed for personal credit cards used for company expenditures and $10,702  for net cash advanced.

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

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2013	2012

Vehicles	$14,625	$14,625
Equipment	26,150	26,150

Total	$40,775	$40,775
Less: accumulated depreciation	(36,168)	(32,291)

Fixed assets, net	$4,607	$8,484

NOTE 5 - COMMON STOCK

During the year ended April 30, 2012:

-	Mass Megawatts sold 5,501,500 shares of common stock for cash of $247,720.

-	Mass Megawatts issued 840,835 shares of common stock to consultants for their services. These shares were recorded at fair value of $83,750 based on the quoted market price of our common stock.

-
Mass Megawatts issued 483,286 shares of common stock for settlement of shareholder debt obligation in the amount of $33,830. These shares were recorded at fair value of $36,246 based on the quoted market price of our common stock at $0.075 per share, resulting in a loss on settlement of debt for $2,416.

During the year ended April 30, 2013:

-
During July 2012, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 18,000,000 to 35,000,000 shares.  The amendment was passed.

-	On August 24, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 18,000,000 to 20,500,000 shares.

-	On December 7, 2012 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 20,500,000 to 35,000,000 shares

-	Mass Megawatts sold 7,175,555 shares of common stock for cash of $229,018.

-	Mass Megawatts issued 1,490,400 shares of common stock to consultants for their services. These shares were recorded at fair value of $90,818 based on the quoted market price of our common stock.

-
Additional paid in capital increased by $12,569.  Of this amount $5,805 was due to a sale of common stock to the Company’s President in excess of market value.  The remaining $6,764 was due to a settlement agreement entered into with the Company’s President, the Company and a third party to dismiss action initiated by the third party naming the Company a Nominal Defendant. The Company received $9,489 from the President and paid out $2,725 to the third party per the settlement.

NOTE 6 - INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $5,166,948 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	April 30, 2013	April 30, 2012

Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,756,762	$1,643,635
Valuation Allowance	$(1,756,762)	$(1,643,635)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending April 30, 2013 and April 30, 2012 was $113,127 and $105,365 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 7 - SUBSEQUENT EVENTS

In June 2013, the Company sold 1,470,000 shares of common stock for proceeds of $29,400.

From May through June 2013, the Company issued 1,100,000 shares of common stock for services.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

      None

2.   Changes in Registrant's Certifying Accountants.

      None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER:

Chairman, Chief Executive Officer and Chief Financial Officer

Jonathan Ricker Age: 53
Term as officer: 1997 – current;
Term expiration: Term is continuous until an action by the majority shareholders.

For the past 30 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 14 years.

Education (degrees, schools, and dates)

1978 - 1982    Bentley College              Bachelor of Science, General Business
                       Waltham, MA                 Associates Degree, Science of Accounting

1974 - 1978    Worcester Academy      Liberal Arts Worcester, MA

Chief Operating Officer

Richard T. Barcia, Age: 49
Term as officer: 2012 – current;
Term is continuous until an action by the majority shareholders.

Effective November 18, 2012, Richard Barcia was appointed as Chief Operating Officer.  Mr. Barcia has over 29 years of experience in construction management with several years of equity ownership of construction companies.  Mr. Barcia has been involved with the planning, development, contracting, and construction of over 700 projects.

Education (degrees, schools, and dates)

MBA from University of Akron in 1978 BSME from University of Missouri in 1970

CONSULTANTS:

Michael A. Cook, Age: 56
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

Thomas M. Dill, Age: 52
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

Gary Bedell
Mr. Bedell is currently a service engineer consultant for several clients in  Massachusetts.  He has several years of technical experience including structural, mechanical and computer related work. Age: 56
Term as officer: 2008 – current; Term expiration: Term is continuous until an action by the majority shareholders.

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

ITEM  10.  EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2013	2012	2011

JONATHAN RICKER	$67,800	$66,000	$40,500

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2013 known to own beneficially more than 5% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 5% of the outstanding shares. There were 25,734,137 shares issued and outstanding as of April 30, 2013.

Name and Address Of Beneficial Owner	Amount and nature of Beneficial Owner		Percent of Class

Jonathan Ricker, Chairman, President, Treasurer, Clerk and Director	Shares	2,563,677	9.1%
Richard Barcia, Chief Operating Officer	Shares	244,689	.9%
Michael O’Donnell, ten percent plus shareholder	Shares	3,050,000	10.7%
Directors, Officers and shareholders with ten percent or more ownership as a group	Shares	5,858,366	20.7%
Cede & Co	Shares	13,128,434	46.3%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2013, to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

LICENSING  RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by several applications still effective during 2012 for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

A)   Form 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2013:

On July 12, 2013, reporting an increase in authorized shares from 18,000,000 to 35,000,000
On July 30, 2012, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2012
On September 14, 2012, reporting a press release announcing certain financial results for the fiscal quarter ended July 31, 2012
On December 18, 2012, reporting a press release announcing certain financial results for the fiscal quarter ended October 31, 2012
On March 20, 2013 reporting a press release announcing certain financial results for the fiscal quarter ended January 31,2013

B)   Exhibits -

31	Certification of the Chief Financial Officer Dated July 30, 2013

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During fiscal 2013 and 2012, we were billed by our auditors, MaloneBailey, LLP, approximately $14,000 for audit and review fees associated with our 10-K and 10-Q filings.

Audit related fees
2013:	$14,000

2012:	$15,950

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

MASS MEGAWATTS WIND POWER, INC.

Dated: August 9, 2013	By:	/s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 9, 2013	By:	/s/ Jonathan Ricker
Jonathan Ricker Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Dated: August 9, 2013	By:	/s/ Gary Bedell
Gary Bedell Director

Dated: August 9, 2013	By:	/s/ Debra Kasputis
Debra Kasputis Director