Form 10-Q
period 2013-07-31
MASS MEGAWATTS WIND POWER INC
filed 2013-09-23
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

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

There were 29,002,637 shares of the Registrant's no par value common stock outstanding as of September 23, 2013.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of July 31, 2013, and April 30, 2013 (Unaudited)	1

Statements of Operations for the Three Months Ended July 31, 2013 and 2012 (Unaudited)	2

Statements of Cash Flows for the Three Months Ended July 31, 2013 and 2012 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2013	2013
ASSETS
Current Assets:
Cash	$32	$123
Deposits and other current assets	27,361	27,507
Total current assets	27,393	27,630

Fixed assets, net of accumulated depreciation of $36,819 and $36,168, respectively	3,956	4,607
Total assets	$31,349	$32,237

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$135,249	$130,940
Due to stockholder	47,484	47,286
Total current liabilities	182,733	178,226

Stockholders' deficit:
Common stock; no par value; and 35,000,000 shares authorized; 29,002,637 and 25,734,137 issued and outstanding, respectively
	6,787,419	6,707,082
Additional paid in capital	12,569	12,569
Retained deficit	(6,951,372)	(6,865,640)
Total stockholders' deficit	(151,384)	(145,989)
Total liabilities and stockholders' deficit	$31,349	$32,237

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012

Operating expenses:
General and administrative	$82,150	$75,425
Depreciation	651	969
Total operating expenses	82,801	76,394

Operating loss	(82,801)	(76,394)

Other expense:
Interest expense	2,931	3,335
Total other expense	2,931	3,335

Net Loss	$(85,732)	$(79,729)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	27,459,007	17,295,926

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(85,732)	$(79,729)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	46,140	4,800
Depreciation	651	969
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146	1,088
Accounts payable and accrued liabilities	4,309	9,058
Net cash used by operating activities	(34,486)	(63,814)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	34,197	20,318
Net borrowings on shareholder credit cards	1,032	2,068
Borrowings (payments) on related party debt	(834)	1,000
Net cash provided by financing activities	34,395	23,386

NET INCREASE IN CASH	(91)	(40,428)
CASH AT BEGINNING OF PERIOD	123	41,484
CASH AT END OF PERIOD	$32	$1,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,931	$3,335
Income tax paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Financial Statements
Unaudited

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2013 have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $6,951,372 at July 31, 2013.  In addition, at July 31, 2013, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At July 31, 2013, Mass Megawatts owed $47,484 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $37,616 and cash funds advanced of $9,868.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2013:

Mass Megawatts issued 1,542,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $46,140 based on the quoted market price of our common stock.

Mass Megawatts sold 1,726,500 shares of common stock for cash of $34,197.

NOTE 5 -  SUBSEQUENT EVENTS

During the month of August 2013, the Company issued the following shares of stock for cash proceeds:

	Shares	Amount
August 1, 2013	500,000	$5,000
August 2, 2013	117,500	$4,700
August 5, 2013	100,000	$3,000

On August 14, 2013 Mass Megawatts issued 190,000 shares of common stock for services.

ITEM  2.    MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2013 AS COMPARED TO THE
PERIOD ENDED JULY 31, 2012:

The Company shows a loss of $85,730 for the three months ended July 31, 2013 and $79,729 for the three months ended July 31, 2012. The losses are related mostly to professional and consulting fees and the development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $31,349 as of July 31, 2013, which consisted of cash of $32, deposits and other current assets of $27,361, and fixed assets net of accumulated depreciation of $3,956.

We had total liabilities of $182,733 as of July 31, 2013, consisting of accounts payable and accrued liabilities of $135,249, and loans and advances provided by director of $47,484.

We have incurred net losses since inception and had at accumulated deficit of $6,951,372 at July 31, 2013.

Net cash used in operating activities was $34,486 for the three months ended July 31, 2013.  We had a net loss of $85,732 including non-cash items of $46,140 of shares issued for services and $651 of depreciation.

Net cash provided by financing activities was $34,395 for the three months ended July 31, 2013, including $34,197 in proceeds from the sale of stock and $1,032 borrowed on shareholder credit cards.  These were offset by payments of $834 on funds advanced by stockholders.

We had no outstanding cash commitments as of July 31, 2013.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $34,197 for the three months ended July 31, 2013. The Company has spent this money on updating prototypes, administration, working capital, marketing, and advertising.

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

The Company has thirteen years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2013 compared to the Three Months Ended July 31, 2012

The net loss for the three months ended July 31, 2013 (“2014 Period”) was $85,732 compared to a net loss of $79,729 for the three months ended July 31, 2012 (“2013 Period”), an increase of $6,003.  This increase in net loss is primarily attributable to an increase of $6,407 in general and administrative expenses offset by a decrease in other expenses of $404.

Our operating expenses were $82,801 for the 2014 Period compared to operating expenses of $76,394 for the 2013 period, an increase of $6,407.  This increase in net loss is primarily attributable to increases of $27,111 for consulting services and prototype development for planning future projects.  These increases were offset by decreases or $13,120 in marketing costs and $7,584 in other administrative costs.

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

EMPLOYEES

As of July 31, 2013, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2013, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

None

ITEM  2.     CHANGES IN SECURITIES

During the three months ended July 31, 2013, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.02 per share (May 2013)	690,000	$13,800
Common stock for services at $0.03 per share (May 2013)	100,0000	$3,000
Common stock for services at $0.04 per share (May 2013)	430,000	$17,200
Common stock for cash at $0.02 per share (June 2013)	780,000	$15,600
Common stock for services at $0.03 per share (June 2013)	550,000	$16,500
Common stock for cash at $0.018 per share (July 2013)	166,500	$2,997
Common stock for cash at $0.02 per share (July 2013)	90,000	$1,800
Common stock for services at $0.02 per share (July 2013)	442,000	$8,840
Common stock for services at $0.03 per share (July 2013)	20,000	$600

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

During the three month period ended July 31, 2013, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  the three month period ended July 31, 2013, no matters were submitted to the security holders for a vote.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended July 31, 2013:

On August 9, 2013, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2013

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Date: 09/23/13	By: /s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Date: 09/23/13	By: /s/ Gary Bedell
Gary Bedell
Director

Date: 09/23/13	By: /s/ Debra Kasputis
Debra Kasputis
Director