Form 10-Q
period 2013-10-31
MASS MEGAWATTS WIND POWER INC
filed 2013-12-16
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No  ☑
There were 34,310,477 shares of the Registrant's no par value common stock outstanding as of December  16, 2013.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of October 31, 2013, and April 30, 2013 (Unaudited)	4

Statements of Operations for the Three and Six Months Ended October 31, 2013 and 2012 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended October 31, 2013 and 2012 (Unaudited)	6

Notes to Unaudited Financial Statements	7

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2013	2013
ASSETS
Current Assets:
Cash	$3,981	$123
Prepaid expenses and other current assets	27,216	27,507
Total current assets	31,197	27,630
Fixed assets, net of accumulated depreciation of $37,472 and $36,168, respectively	3,303	4,607
Total assets	$34,500	$32,237

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$138,412	$130,940
Due to stockholder	45,906	47,286
Total current liabilities	184,318	178,226

Stockholders' Deficit:
Common stock; no par value; 35,000,000 shares authorized; 33,721,037 and 25,734,137 issued and outstanding, respectively	6,916,219	6,707,082
Additional paid in capital	12,569	12,569
Stock subscriptions receivable	(108)	-
Retained deficit	(7,078,498)	(6,865,640)
Total stockholders' deficit	(149,818)	(145,989)
Total liabilities and stockholders' deficit	$34,500	$32,237

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Operating expenses:
General and administrative	$123,526	$94,276	$205,676	$169,701
Depreciation	653	969	1,304	1,938
Total operating expenses	123,078	95,245	206,980	171,639

Operating loss	(124,179)	(95,245)	(206,980)	(171,639)

Other expense:
Interest expense, net	(2,947)	(3,476)	(5,878)	(6,811)
Total other expense	(2,947)	(3,476)	(5,878)	(6,811)

Net Loss	$(127,126)	$(98,721)	$(212,858)	$(178,450)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares - basic and diluted	31,158,386	18,915,917	29,326,460	18,105,922

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(212,858)	$(178,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	103,146	36,200
Depreciation	1,304	1,938
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	291	1,418
Accounts payable and accrued liabilities	7,472	30,636
Deferred revenue	-	-
Net cash used by operating activities	(100,645)	(108,258)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	105,883	69,818
Net borrowings on shareholder credit cards	241	1,756
Borrowings on related party debt	129	-
Payments on related party debt	(1,750)	(253)
Net cash provided by financing activities	104,503	71,321

NET INCREASE (DECREASE) IN CASH	3,858	(36,937)
CASH AT BEGINNING OF PERIOD	123	41,484
CASH AT END OF PERIOD	$3,981	$4,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,878	6,811
Income tax paid	-	-
Noncash financing and investing activities:
Stock subscription receivable	$108	$-

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (“Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. In September 2013, Mass Megawatts introduced a program to develop and market a new solar tracking technology.  The corporate headquarters is located in Worcester, Massachusetts.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $7,078,498 at October 31, 2013.  In addition, at October 31, 2013, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At October 31, 2013, Mass Megawatts owed $45,906 to the Company’s president, which consisted of amounts owed on personal credit cards for company expenditures of $36,825 and cash funds advanced of $9,081.

During the six months ended October 31, 2013, the Company issued 150,000 common shares valued at $4,500 to its president.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2013:

Mass Megawatts issued 3,255,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $103,146 based on the quoted market price of our common stock on the date of each agreement.

Mass Megawatts sold 4,731,900 shares of common stock for cash of $105,991. Of this amount, $108 was a recorded as a receivable as of October 31, 2013.

NOTE 5 - SUBSEQUENT EVENTS

On November 8, 2013, Mass Megawatts issued 240,000 shares of common stock for proceeds of $3,840.

On November 12, 2013, Mass Megawatts issued 350,000 shares of common stock for services.

On October 11, 2013, the Board of Directors authorized a special meeting of Stockholders to be held on January 17, 2014.  The purpose of the meeting will be to submit to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 35,000,000 to 67,000,000 shares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2013 AS COMPARED TO THE
PERIOD ENDED OCTOBER 31, 2012:

The Company shows a loss of $212,858 for the six months ended October 31, 2013 and $178,450 for the six months ended October 31, 2012. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $34,500 as of October 31, 2013, which consisted of cash of $3,981, prepaid expenses and other current assets of $27,216, and fixed assets net of accumulated depreciation of $3,303.

We had total liabilities of $184,318 as of October 31, 2013, consisting of accounts payable and accrued liabilities of $138,412 and loans and advances provided by director of $45,906.

We have incurred net losses since inception and had an accumulated deficit of $7,078,498 at October 31, 2013.

Net cash used in operating activities was $100,645 for the six months ended October 31, 2013.  We had a net loss of $212,858 including non-cash items of $103,146 of shares issued for services and $1,304 of depreciation.

Net cash provided by financing activities was $104,503 for the six months ended October 31, 2013.  Funds provided included $105,883 in proceeds from the sale of stock and $241 borrowed on shareholder credit cards.  This was offset by payments of $1,621 on advances by certain stockholders.

We had no outstanding cash commitments as of October 31, 2013.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $105,883 for the six months ended October 31, 2013. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2013 compared to the Six Months Ended October 31, 2012

The net loss for the six months ended October 31, 2013 (“2013 Period”) was $212,858 compared to a net loss of $178,450 for the six months ended October 31, 2012 (“2012 Period”), an increase of $34,408.  This increase in net loss is primarily attributable to an increase of $35,975 in general and administrative expenses offset by decreases of $634 in depreciation and $933 in interest expense.

Our operating expenses were $206,980 for the 2013 Period compared to $171,639 for the 2012 Period, an increase of $35,341.  This increase in operating expenses is primarily attributable to increases of $54,301 for consulting services and $4,620 in other administrative costs.  These increases are offset by decreases of $23,580 in marketing costs.

Three Months Ended October 31, 2013 compared to the Three Months Ended October 31, 2012

The net loss for the three months ended October 31, 2013 (“2013 Period”) was $127,126 compared to a net loss of $98,721 for the three months ended October 31, 2012 (“2012 Period”), an increase of $28,405.  This increase in net loss is primarily attributable to increases of $29,250 in general and administrative expenses offset by a decrease of $530 in interest expense.

Our operating expenses were $124,179 for the 2013 Period compared to operating expenses of $95,245 for the 2012 period, an increase of $28,934.  This increase in operating expenses is primarily attributable to increases of $25,606 for consulting services and $5,895 for other costs for planning future projects and prototype developments and other general and administrative services.

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

EMPLOYEES

As of October 31, 2013, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2013, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended October 31, 2013, the Company issued the following shares of  stock:

	Shares	Amount
Common stock for cash at $0.010 per share (August 2013)	500,000	$5,000
Common stock for cash at $0.027 per share (August 2013)	257,000	$6,939
Common stock for cash at $0.030 per share (August 2013)	166,000	$4,980
Common stock for cash at $0.035 per share (August 2013)	106,000	$3,710
Common stock for cash at $0.037 per share (August 2013)	108,000	$3,996
Common stock for services at $0.0381 per share (August 2013)	190,000	$7,239
Common stock for services at $0.0389 per share (August 2013)	68,000	$2,645
Common stock for cash at $0.040 per share (August 2013)	117,500	$4,700
Common stock for cash at $0.020 per share (September 2013)	10,000	$200
Common stock for cash at $0.025 per share (September 2013)	40,000	$1,000
Common stock for services at $0.0252 per share (September 2013)	40,000	$1,008
Common stock for services at $0.0278 per share (September 2013)	20,000	$556
Common stock for services at $0.0281 per share (September 2013)	375,000	$10,538
Common stock for cash at $0.030 per share (September 2013)	250,000	$7,500
Common stock for cash at $0.015 per share (October 2013)	145,300	$2,180
Common stock for cash at $0.020 per share (October 2013)	997,000	$19,940
Common stock for services at $0.025 per share (October 2013)	300,000	$7,500
Common stock for services at $0.032 per share (October 2013)	100,000	$3,200
Common stock for cash at $0.036 per share (October 2013)	248,600	$8,950
Common stock for services at $0.036 per share (October 2013)	120,000	$4,320
Common stock for services at $0.040 per share (October 2013)	500,000	$20,000
Common stock for cash at $0.045 per share (October 2013)	60,000	$2,700

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2013, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2013, no matters were submitted to the security holders for a vote.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended October 31, 2013:

        On August 9, 2013, reporting a disclosure  of announcing  a new product and entry into the solar  power market

      On September 23, 2013, reporting a a disclosure of the description of a new solar product.

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	12/16/13	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	12/16/13	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	12/16/13	By: /s/ Debra Kasputis
Debra Kasputis
Director