Form 10-Q
period 2014-01-31
MASS MEGAWATTS WIND POWER INC
filed 2014-03-24
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐   No  ☒

There were 36,821,537 shares of the Registrant's no par value common stock outstanding as of March  21, 2014.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

FINANCIAL STATEMENT CONTENTS

Balance Sheets as of January 31, 2014, and April 30, 2013 (Unaudited)	4

Statements of Operations for the Three and Nine Months Ended January 31, 2014 and 2013 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended January 31, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Financial Statements	7

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2014	2013
ASSETS
Current Assets:
Cash	$619	$123
Prepaid expenses and other current assets	27,071	27,507
Total current assets	27,690	27,630

Fixed assets, net of accumulated depreciation of $38,123 and $36,168, respectively	2,652	4,607
Total assets	$30,342	$32,237

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$168,686	$130,940
Due to stockholder	45,539	47,286
Total current liabilities	214,225	178,226

Stockholders' Deficit:
Common stock; no par value; 67,000,000 shares authorized; 36,821,537 and 25,734,137 issued and outstanding, respectively	6,980,848	6,707,082
Additional paid in capital	12,569	12,569
Retained deficit	(7,177,300)	(6,865,640)
Total stockholders' deficit	(183,883)	(145,989)
Total liabilities and stockholders' deficit	$30,342	$32,237

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative	88,233	144,312	276,374	310,413
Loss on shares issued for compensation	6,424	-	23,959	3,600
Depreciation	651	969	1,955	2,907
Total operating expenses	95,308	145,281	302,288	316,920

Operating loss	(95,308)	(145,281)	(302,288)	(316,920)

Other income (expense):
Interest expense, net	(3,494)	(3,495)	(9,372)	(10,306)
Total other expense	(3,494)	(3,495)	(9,372)	(10,306)

Net Loss	$(98,802)	$(148,776)	$(311,660)	$(327,226)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares - basic and diluted	35,040,809	22,309,533	31,231,243	19,507,125

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Nine Months Ended
	January 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(311,660)	$(327,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	135,180	68,623
Depreciation	1,955	2,907
Changes in:
Prepaid expenses and other current assets	436	1,559
Accounts payable and accrued liabilities	37,746	26,941
Deferred revenue	-	-
Net cash used in operating activities	(136,343)	(227,196)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	138,586	208,618
Proceeds from recovery of settlement	-	6,764
Net borrowings on shareholder credit cards	(126)	(2,957)
Borrowings on related party debt	129	17,548
Payments on related party debt	(1,750)	(23,000)
Net cash provided by financing activities	136,829	206,973

NET INCREASE (DECREASE) IN CASH	496	(20,223)
CASH AT BEGINNING OF PERIOD	123	41,484
CASH AT END OF PERIOD	$619	$21,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,372	$10,306
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$-	$-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $7,177,300 at January 31, 2014.  In addition, at January 31, 2014, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At January 31, 2014, Mass Megawatts owed $45,539 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $36,458 and cash funds advanced of $9,081.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

During the nine months ended January 31, 2014, the Company issued 150,000 common shares for proceeds of $4,500 and 20,000 common shares for services valued at $556 to its president.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2014:

Mass Megawatts issued 4,292,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $135,180 based on the quoted market price of our common stock on the date of each agreement.

Mass Megawatts sold 6,795,400 shares of common stock for cash of $138,586.

On January 29, 2014 the Company filed with the Commonwealth of Massachusetts to increase the authorized common shares from 35,000,000 to 38,500,000 shares.

NOTE 5 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2014 AS COMPARED TO THE
PERIOD ENDED JANUARY 31, 2013:

The Company incurred a loss of $311,660 for the nine months ended January 31, 2014 and $327,226 for the nine months ended January 31, 2013. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $30,342 as of January 31, 2014, which consisted of cash of $619, prepaid expenses and other current assets of $27,071, and fixed assets net of accumulated depreciation of $2,652.

We had total liabilities of $214,225 as of January 31, 2014, consisting of accounts payable and accrued liabilities of $168,686 and loans and advances from a director of $45,539.

We have incurred net losses since inception and had an accumulated deficit of $7,177,300 at January 31, 2014.

Net cash used in operating activities was $136,343 for the nine months ended January 31, 2014.  We had a net loss of $311,660 including non-cash items of $135,180 of shares issued for services and $1,955 of depreciation.

Net cash provided by financing activities was $136,839 for the nine months ended January 31, 2014.  Funds provided included $138,586.  These were offset by payments of $1,750 on advances by certain stockholders and payments in excess of borrowings on shareholder credit cards of $126.

We had no outstanding cash commitments as of January 31, 2014.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2014 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $138,586 for the nine months ended January 31, 2014. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2013 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders again approved an increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  In July 2012, the shareholders approved an additional increase of its authorized common stock from 18,000,000 shares to 35,000,000 shares. In January 2014, an increase from 35,000,000 shares to 67,000,000 was approved by the shareholders.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2014 compared to the Nine Months Ended January 31, 2013

The net loss for the nine months ended January 31, 2014 (“2013 period”) was $311,660 compared to a net loss of $327,226 for the nine months ended January 31, 2013 (“2012 period”), a decrease of $15,566.  This decrease in net loss is primarily attributable to a decrease of $14,632 in general and administrative expenses and $934 in net interest expense.

Our operating expenses were $302,288 for the 2013 period compared to $316,920 for the 2012 period, a decrease of $14,632.  This decrease in operating expenses is primarily attributable to decreases of $37,572 in marketing costs and $13,500 in State fees to increase authorized shares.  These decreases were offset by increases in consulting and prototype development cost of $24,296, rent of $8,418 and $3,726 in other administrative costs.

Three Months Ended January 31, 2014 compared to the Three Months Ended January 31, 2013

The net loss for the three months ended January 31, 2014 (“2013 period”) was $98,802 compared to a net loss of $148,776 for the three months ended January 31, 2013 (“2012 period”), a decrease of $49,974.  This decrease in net loss is primarily attributable to decreases of $49,973 in general and administrative expenses.

Our operating expenses were $95,308 for the 2013 period compared to operating expenses of $145,281 for the 2012 period, a decrease of $49,974.  This decrease in net expenses is primarily attributable to decreases in marketing costs of $13,992, consulting and prototype development costs of $31,099 and State fees to increase authorized shares of $11,000.  These decreases were offset by increases of $4,422 in investor relation costs and $1,697 in other administrative costs.

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

EMPLOYEES

As of January 31, 2014, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the nine month period ended January 31, 2014, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended January 31, 2014, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.015 per share (November 2013)	400,000	$6,000
Common stock for cash at $0.016 per share (November 2013)	240,000	$3,840
Common stock for services at $0.035 per share (November 2013)	350,000	$12,250
Common stock for cash at $0.030 per share (December 2013)	123,500	$3,705
Common stock for services at $0.032 per share (December 2013)	137,000	$4,384
Common stock for cash at $0.010 per share (January 2014)	200,000	$2,000
Common stock for cash at $0.011 per share (January 2014)	550,000	$6,050
Common stock for cash at $0.020 per share (January 2014)	550,000	$11,000
Common stock for services at $0.028 per share (January 2014)	550,000	$15,400

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the nine month period ended January 31, 2014, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the nine month period ended January 31, 2014, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 35,000,000 to 67,000,000 shares.  The amendment was passed.

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

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended January 31, 2014:
On December 30, 2013, reporting a press release reporting design improvements and new product developments

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	March 21, 2014	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	March 21, 2014	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	March 21, 2014	By: /s/ Debra Kasputis
Debra Kasputis
Director