Form 10-K
period 2014-04-30
MASS MEGAWATTS WIND POWER INC
filed 2014-08-13
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2014

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

State issuer's revenues for its most recent fiscal year. $ -

As of April 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $789,026, based upon the closing sales price reported for such date on the OTCQB. The number of shares held by non-affiliates was 39,451,300 shares. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 13, 2014, the number of shares outstanding of the Registrant's Common Stock, no par value was 46,781,477

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

COMPANY SUMMARY

Mass Megawatts plans to build and operate wind energy power plants and plans to sell the electricity to the electric power exchange. The Company also plans to manufacture and sell solar tracking equipment The Company's technology is projected to compete effectively in the near term with new fossil fuel fired generating facilities at more locations than the current technology. The Company's licensed MultiAxis Turbosystem (MAT) technology (multiple patents granted and pending) is expected to contribute clean, cost-competitive wind energy.

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

Mass Megawatts Wind Power, Inc. recently announced the company’s entry into the $12 billion, US solar power market with the development of a new solar tracking technology that significantly increases the level of energy produced by solar power systems.  This innovative design, combined with substantial government incentives, has created an unprecedented opportunity for residential and commercial electric users.

The patent pending, Mass Megawatts 'Solar Tracking System' (STS) is a complete solar power system that’s designed to continually adjust the position of solar panels to receive the optimal level of direct sunlight throughout the day.  Unlike other solar tracking technologies, the Mass Megawatts STS utilizes a low-cost structure that adds stability to the overall solar-power system while improving energy production levels for the customer.

There are many advantages to owning a Solar Tracking System (STS) …

●	Increases solar energy production by 30+% over traditional solar power systems

●	Provides an affordable, solar-power solution for home and business use

●	Reduces (or eliminates) the need to purchase high-priced electricity from the local utility

●	Significantly lowers your monthly electric bill with Net Metering.

●	Provides an impressive ROI of 20 to 40% with payback occurring within a few years

●	Available federal, state, and local incentives can reduce your costs dramatically…

o	30% Federal Tax Credit on full purchase price of STS (no limit)

o	State rebates, such as the Commonwealth rebate (up to $4,250)

o	State Tax credit, such as MA credit of $1,000

o	Sale of generated SRECs, which can add thousands in yearly revenue

●	Flexible purchase plans offered by Mass Megawatts can limit out-of-pocket costs.

●	Mass Megawatts handles everything, including installation and servicing, etc.

●	STS is designed to withstand extreme weather and high winds

●	Comes with a full performance guarantee from Mass Megawatts

●	Helps our environment by reducing the demand for fossil-fuel energy sources that generate harmful CO2 emissions

MARKETS

Wind  and solar energy experienced a 20% annual growth for the past five years according the American Wind Energy Association, an industry trade organization , and American Solar Energy Trade Organization. and more information for both wind and solar power can be viewed on AWEA and NREL ( National Renewable Energy Laboratory) web sites and it contains much information on the industry and its markets. Mass Megawatts could receive a selling price of 5 cents or greater per kWh for its clean electricity Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind and solar related green electricity marketing.

Although the green market relatively is new, utilities are using two approaches to take advantage of the growing public preference for renewable energy by initiating two approaches. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

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

FIG. 1
Fuel Source	Cost/kWh		Market Share

Coal	4		50.00%
Nuclear	15		20.00%
Natural Gas	5		10.00%
Petroleum	8		3.00%
Hydroelectric	4.5	*	12.00%
Wind (pre MAT)	4.5	**	0.25%
Solar	6		0.50%
Diesel	7.0 - 40.0	***	0.50%
Biomass	8		0.50%

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

FOREIGN SALES AND EXPORTS

With the exception of a 50kW project in Hungary, Mass Megawatts Wind Power, Inc. does not have any operations in foreign companies or export sales in the fiscal years ending April 30, 2014 or 2013.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended April 30, 2014 and 2013 amounted to $13,420 and $13,426, respectively. All of these costs are borne by the Company.

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

EMPLOYEES

As of April 30, 2014, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee. The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the year ended April 30, 2014, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

In January 2014, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 35,000,000 to 67,000,000 shares.  The amendment was passed.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the OTCQB  Over-the-Counter Market under the symbol  “MMMW."  The following table sets forth, for the fiscal years ended April 30, 2014 and April 30, 2013, the high and low per share bid prices of the Company's Common Stock as reported by the OTC Markets  .  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2014
	HIGH	LOW
First Quarter	$0.044	$0.015
Second Quarter	0.08	0.02
Third Quarter	0.06	0.021
Fourth Quarter	0.0319	0.015

	2013
	HIGH	LOW
First Quarter	$0.13	$0.05
Second Quarter	0.09	0.04
Third Quarter	0.21	0.03
Fourth Quarter	0.14	0.01

During the year ended April 30, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the year ended April 30, 2014, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.02 per share (May 2013)	690,000	$13,800
Common stock for services at $0.03 per share (May 2013)	100,0000	$3,000
Common stock for services at $0.04 per share (May 2013)	430,000	$17,200
Common stock for cash at $0.02 per share (June 2013)	780,000	$15,600
Common stock for services at $0.03 per share (June 2013)	550,000	$16,500
Common stock for cash at $0.018 per share (July 2013)	166,500	$2,997
Common stock for cash at $0.02 per share (July 2013)	90,000	$1,800
Common stock for services at $0.02 per share (July 2013)	442,000	$8,840
Common stock for services at $0.03 per share (July 2013)	20,000	$600
Common stock for cash at $0.010 per share (August 2013)	500,000	$5,000
Common stock for cash at $0.027 per share (August 2013)	257,000	$6,939
Common stock for cash at $0.030 per share (August 2013)	166,000	$4,980
Common stock for cash at $0.035 per share (August 2013)	106,000	$3,710
Common stock for cash at $0.037 per share (August 2013)	108,000	$3,996
Common stock for services at $0.0381 per share (August 2013)	190,000	$7,239
Common stock for services at $0.0389 per share (August 2013)	68,000	$2,645
Common stock for cash at $0.040 per share (August 2013)	117,500	$4,700
Common stock for cash at $0.020 per share (September 2013)	10,000	$200
Common stock for cash at $0.025 per share (September 2013)	40,000	$1,000
Common stock for services at $0.0252 per share (September 2013)	40,000	$1,008
Common stock for services at $0.0278 per share (September 2013)	20,000	$556
Common stock for services at $0.0281 per share (September 2013)	375,000	$10,538
Common stock for cash at $0.030 per share (September 2013)	250,000	$7,500
Common stock for cash at $0.015 per share (October 2013)	145,300	$2,180
Common stock for cash at $0.020 per share (October 2013)	997,000	$19,940
Common stock for services at $0.025 per share (October 2013)	300,000	$7,500
Common stock for services at $0.032 per share (October 2013)	100,000	$3,200
Common stock for cash at $0.036 per share (October 2013)	248,600	$8,950
Common stock for services at $0.036 per share (October 2013)	120,000	$4,320
Common stock for services at $0.040 per share (October 2013)	500,000	$20,000
Common stock for cash at $0.045 per share (October 2013)	60,000	$2,700
Common stock for cash at $0.015 per share (November 2013)	400,000	$6,000
Common stock for cash at $0.016 per share (November 2013)	240,000	$3,840
Common stock for services at $0.035 per share (November 2013)	350,000	$12,250
Common stock for cash at $0.030 per share (December 2013)	123,500	$3,705
Common stock for services at $0.032 per share (December 2013)	137,000	$4,384
Common stock for cash at $0.010 per share (January 2014)	200,000	$2,000
Common stock for cash at $0.011 per share (January 2014)	550,000	$6,050
Common stock for cash at $0.020 per share (January 2014)	550,000	$11,000
Common stock for services at $0.028 per share (January 2014)	550,000	$15,400
Common stock for cash at $0.0125 per share (February 2014)	800,000	$10,000
Common stock for cash at $0.002 per share (February 2014)	250,000	$5,000
Common stock for services at $0.025 per share (February 2014)	100,000	$2,500
Common stock for cash at $0.03 per share (February 2014)	500,000	$15,000
Common stock for cash at $0.01 per share (March 2014)	200,000	$2,000
Common stock for cash at $0.02 per share (March 2014)	150,000	$3,000
Common stock for cash at $0.023 per share (March 2014)	450,000	$10,350
Common stock for services at $0.0234 per share (March 2014)	97,000	$2,270
Common stock for services at $0.0239 per share (March 2014)	150,000	$3,585
Common stock for services at $0.0245 per share (March 2014)	500,000	$12,250
Common stock for cash at $0.027 per share (March 2014)	300,000	$8,100
Common stock for cash at $0.012 per share (April 2014)	635,000	$7,620
Common stock for cash at $0.02 per share (April 2014)	963,000	$19,260
Common stock for services at $0.0232 per share (April 2014)	213,000	$4,942
Common stock for services at $0.0254 per share (April 2014)	300,000	$7,620
Common stock for cash at $0.027 per share (April 2014)	250,000	$6,750
Common stock for services at $0.0285 per share (April 2014)	500,000	$14,250

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

As of April 30, 2014 there were approximately 541 shareholders of Common Stock, not including approximately 3,600 beneficial shareholders whose stock is held in a security depository, and 43,179,537 common shares issued and outstanding. The Company has 67,000,000 common shares authorized. All the shares have equal rights with respect to voting, liquidation, and dividend rights. Of the Company's total outstanding shares, approximately 42,276,864 shares may be sold, transferred or otherwise traded in the public market without restrictions, unless held by an affiliate or controlling shareholder of the Company. None of the free trading shares are held by an affiliate.

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

Results of Operations for the year ended April 30, 2014 compared to April 30, 2013

Net Sales

We generated $0 in revenues for the years ended April 30, 2014 (“Fiscal 2014 Period”) and April 30, 2013 (“Fiscal 2013 Period”).

Cost of Sales and Contracting Profit

Contracting profit was $0 for both Fiscal 2014 Period and Fiscal 2013 Period.

Operating Expenses

Our total operating expenses were $442,920 for the Fiscal 2014 Period compared to total operating expenses of $415,434 for the Fiscal 2013 Period.  Our operating expenses for the Fiscal 2014 Period included $13,420 in wind project development expenses compared to $13,426 reported for the Fiscal 2013 Period and $394,217 in general and administrative expenses compared to $392,531 reported for the Fiscal 2013 Period.

Our general and administrative expenses included $27,415 in marketing expenses compared to $71,900 reported for the Fiscal 2013 Period; decreases in marketing expenses were primarily due to decreases in online advertising; $51,005 in legal and professional fees during the Fiscal 2014 Period compared to $45,237 for the Fiscal 2013 Period; other consulting and engineering fees reported for Fiscal 2014 Period were $208,491 compared to $173,133 for Fiscal 2013 Period; increases of $35,358 in other consulting and engineering fees were primarily due to increases in consulting for prototype development.; State taxes decreased to $8,500 for Fiscal 2014 Period from $17,000 for Fiscal 2013 Period; decreases in State Taxes was due to fewer share increases with the State of Massachusetts for the Fiscal 2014 Period than the Fiscal 2013 Period;  $30,368 in rent expenses during the Fiscal 2014 Period compared to $18,094 for the Fiscal 2013 Period; increases in rent were due primarily to additional storage facilities leased; other administrative costs including office and other supplies, insurance, postage, telephone and utilities for Fiscal 2014 Period were $81,858 compared to $80,593 for Fiscal 2013 Period.

Losses on shares issued for compensation were $32,676 for the Fiscal 2014 Period compared to $5,600 for the Fiscal 2013 Period; the increase was due to increases in shares issued for consulting and engineering fees for prototype development.

Our net other expenses for the Fiscal 2014 Period were $12,778 compared to $13,710 for the Fiscal 2013 Period;  our other expenses included interest expense of $12,779 for the Fiscal 2014 Period compared to $13,721 for the Fiscal 2013 Period;  the decrease in interest expense of $942 was due to a decrease in average outstanding balances of  credit card debt and interest on shareholder loan obligations.

Liquidity and Capital Resources

We had total assets of $29,726 as of April 30, 2014, which consisted of cash of $245, deposits and other current assets of $27,481, and fixed assets net of accumulated depreciation of $2,000.

We had total liabilities of $223,150 as of April 30, 2014, consisting of accounts payable and accrued liabilities of $172,143, loans and advances provided by director of $51,007.

We have had net losses since inception and had an accumulated deficit of $7,321,338 at April 30, 2014.

We had net cash used in operating activities of $229,265 for the year ended April 30, 2014.  We had a net loss of $455,698 including non-cash items of $149,921 related to shares issued for services (consisting of $182,597 in shares issued at fair value less loss on shares issued of $32,676) and $2,607 of depreciation.

We had $229,387 in net cash provided by financing activities for the year ended April 30, 2014, including $225,666 in proceeds from the sale of stock.

We had no outstanding cash commitments as of April 30, 2014.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity.  Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $225,666. The Company has used this money plus $5,342 raised from increased borrowing on shareholder credit cards for administration, working capital, marketing, and advertising of approximately $229,000 and to reduce net borrowing by approximately $2,000.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2014 and is therefore dependent on financing from issuing capital stock or debt.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

The Company also expects to generate sales in fiscal 2015 and expects to be able to fund its operations for an additional 12 months, but cannot predict with any certainty its ability to do so.  Without additional future sales, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has twelve years of operating results, with no substantial revenues from operations.  Much uncertainty exists about the Company's future as a result of the lack of operating revenue for several years. The lack of long-term experience in new product development could have an adverse impact on the Company.

The Company's ticker symbol is MMMW and can be found on the Over-The-Counter QB more commonly described as OTCQB: MMMW or MMMWQB.

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
During the years ended April 30, 2014 and 2013 Mass Megawatts did not grant any option to its employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

ITEM 7.     FINANCIAL STATEMENTS

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mass Megawatts Wind Power, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“Mass Megawatts”) as of April 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Mass Megawatts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Megawatts as of April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

August 13, 2014

Mass Megawatts Wind Power, Inc.
Balance Sheets

	April 30,
	2014	2013
ASSETS
Current Assets:
Cash	$245	$123
Deposits and other current assets	27,481	27,507
Total current assets	27,726	27,630

Fixed assets, net of accumulated depreciation of $38,775 and $36,168, respectively	2,000	4,607
Total Assets	$29,726	$32,237

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$172,143	$130,940
Due to stockholder	51,007	47,286
Total current liabilities	223,150	178,226

Stockholders' deficit:
Common stock; no par value; 67,000,000 shares authorized; 43,179,537 and 25,734,137 issued and outstanding, respectively	7,115,345	6,707,082
Additional Paid in Capital	12,569	12,569
Accumulated deficit	(7,321,338)	(6,865,640)
Total stockholders' deficit	(193,424)	(145,989)
Total liabilities and stockholders' deficit	$29,726	$32,237

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Operations

	Years Ended
	April 30,
	2014	2013

Operating expenses:
General and administrative	$407,637	$405,957
Loss on shares issued for compensation	32,676	5,600
Depreciation	2,607	3,877
Total operating expenses	442,920	415,434

Operating loss	(442,920)	(415,434)

Other income (expense):
Interest expense	(12,779)	(13,721)
Interest income	1	11
Total other expense	(12,778)	(13,710)

Net Loss	$(455,698)	$(429,144)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares - basic and diluted	33,300,460	20,848,068

The accompanying notes are an integral part of these  financial statements

Mass Megawattts Wind Power, Inc.
 Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Deficit	Total
Balances, April 30, 2012	17,068,182	$6,387,246	$-	$(6,436,496)	$(49,250)
Shares issued for cash	7,175,555	229,018	-	-	229,018
Shares issued for services	1,490,400	90,818	-	-	90,818
Loss on shares issued for compensation	-	-	5,805	-	5,805
Contributed capital- proceeds from legal settlement	-	-	6,764		6,764
Net loss	-	-	-	(429,144)	(429,144)
Balances, April 30, 2013	25,734,137	6,707,082	12,569	(6,865,640)	(145,989)
Shares issued for cash	11,293,400	225,666	-	-	225,666
Shares issued for services	6,152,000	182,597	-	-	182,597
Net loss	-	-	-	(455,698)	(455,698)
Balances, April 30, 2014	43,179,537	$$7,115,345	$12,569	$(7,321,338)	$(193,424)

The accompanying notes are an integral part of these financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows

	Years Ended April 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(455,698)	$(429,144)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	149,921	91,023
Depreciation	2,607	3,877

Loss on shares issued for compensation	32,676	5,600
Changes in Assets and Liabilities:
Prepaid expenses and other current assets	26	(25,825)
Accounts payable and accrued liabilities	41,203	68,146

Net cash used in operating activities	(229,265)	(286,323)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	225,666	229,018
Contribution of capital- Proceeds from legal settlement	-	6,764
Net borrowings on shareholder credit cards	5,342	(1,823)
Borrowings on related party debt	-	34,548
Payments on related party debt	(1,621)	(23,545)
Net cash provided by financing activities	229,387	244,962

NET INCREASE (DECREASE) IN CASH	122	(41,361)
CASH AT BEGINNING OF PERIOD	123	41,484
CASH AT END OF PERIOD	$245	$123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,779	$13,721
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$-	$-

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

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets, which is five to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.   Depreciation expense for the years ended April 30, 2014 and 2013 were $2,607 and $3,877, respectively.

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

Research and Development Cost

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development costs were $13,420 and $13,426 for the years ended April 30, 2014 and 2013, respectively.

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

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement data guidelines enumerated in ASC 505-50, “Accounting for Equity-Based Payments to Non-Employees.” During the years ended April 30, 2014 and 2013, the Company issued 6,152,000 and 1,490,400 common shares respectively for services rendered.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. As of and for the year ended April 30, 2014, the Company has a negative working capital of $195,424 and negative cash flows from operations. These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At April 30, 2014, we owed $51,007 to certain stockholders, which included $ 36,926 owed for personal credit cards used for company expenditures and $14,081 for net cash advanced.

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

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2014	2013
Vehicles	$14,625	$14,625
Equipment	26,150	26,150

Total	$40,775	$40,775
Less: accumulated depreciation	(38,775)	(36,168)
Fixed assets, net	$2,000	$4,607

NOTE 5 - COMMON STOCK

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

During the year ended April 30, 2014:

- During January 2014, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase common stock authorized from 35,000,000 to 67,000,000 shares.  The amendment was passed.

- On January 29, 2014 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 35,000,000 to 38,500,000 shares.

- On March 21, 2014 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 38,500,000 to 40,500,000 shares

- On April 29, 2014 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 40,500,000 to 43,500,000 shares

- Mass Megawatts sold 11,293,400 shares of common stock for cash of $225,666.

- Mass Megawatts issued 6,152,000 shares of common stock to consultants for their services. These shares were recorded at fair value of $182,597 based on the quoted market price of our common stock.

NOTE 6 - INCOME TAXES

As of April 30, 2014, the Company had net operating loss carry forwards of approximately $5,440,000 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	April 30, 2014	April 30, 2013
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,850,000	$1,756,762
Valuation Allowance	$(1,850,000)	$(1,756,762)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending April 30, 2014 and April 30, 2013 was $93,238 and $113,127 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

- On May 9, 2014 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 43,500,000 to 45,500,000 shares

- On June 6, 2014 the Company filed with the Commonwealth of Massachusetts to increase the Authorized Shares of Common Stock from 45,500,000 to 47,000,000 shares

From May through June 2014, the Company sold 1,340,000 shares of common stock for proceeds of $13,400.

From May through June 2014, the Company issued 2,200,000 shares of common stock for services.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.   Disagreements with Accountants on Accounting and Financial Disclosure:

     None

2.   Changes in Registrant's Certifying Accountants.

     None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Management, principally our chief executive officer and chief financial officer, which is the same person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s chief executive officer and chief financial officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after April 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER:

Chairman, Chief Executive Officer and Chief Financial Officer

     Jonathan Ricker  Age:   54
     Term as officer: 1997 – current;
     Term expiration: Term is continuous until an action by the majority shareholders.

For the past 31 years, Mr. Ricker has been involved in product development, strategic planning, and market evaluations for clients in growth businesses. He served as Senior Registered Options Principal in the Investment Banking industry, developing innovative risk protection solutions for clients. Mr. Ricker's involvement with investment banking provided insight into the significant long-term potential for opportunities related to wind energy and as a result he has been actively researching wind energy for more than 15 years.

Education (degrees, schools, and dates)

1978 - 1982	Bentley College Bachelor of Science, General Business
Waltham, MA Associates Degree, Science of Accounting

1974 - 1978	Worcester Academy Liberal Arts Worcester, MA

Chief Operating Officer

     Gary Bedell, Age: 57
     Term as officer: 2014 – current;
     Term expiration: Term is continuous until an action by the majority shareholders.

Effective July 3, 2014, Gary Bedell as Chief Operating Officer.  Mr. Bedell has over 23 years of experience in electrical and engineering management with several years of technical experience including structural, mechanical and computer engineering related work.  Mr. Bedell has been involved with the planning and construction of projects requiring factory automation, production line planning and other process engineering related activities.

CONSULTANTS:

     Michael A. Cook, Age: 57
     Project Finance Manager

Mr. Cook has over 30 years of experience in the project finance in the energy industry including 19 years with wind energy. Since 2003, he consulted and advised several companies related to creative finance strategies and more cost effective and efficient ways of operating wind energy and other energy related companies.  Between 1998 and 2003, he was President of Trade Winds Inc., a Finance and Insurance Consulting Company.  He faced the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy finance package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that gives added assurance of debt repayment to project lenders involved in new energy technology like wind energy. Mr. Cook gained his experience in new project finance when he was the Pacific Regional Manager of Special Risk Property and Machinery Department for 10 years at Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive at the Special Risk Energy Technical Department of the Energy and Utility Division of CIGNA Corporation. Mike was involved in the development of financial methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike's method of mitigating risk includes weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature is available.

     Thomas M. Dill, Age:  53
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

DIRECTORS

There are presently three Directors of the Company, two are inside directors, and one is an outside Director.

Gary Bedell Chief Operating Officer (See Executive Officers)

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

ITEM  10.     EXECUTIVE  COMPENSATION

The Company does not have an incentive or profit sharing plan for its employees, officers or directors. Mr. Ricker and the other directors do not have any employment or compensation contracts with Mass Megawatts.  Consulting fees paid to Jonathan Ricker, Chairman and Chief Executive Officer, are determined based on an hourly rate and for the past three years are as follows:

	2014	2013	2012

JONATHAN RICKER	$56,200	$67,800	$66,000

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2014 known to own beneficially more than 10% of the outstanding Common Stock. Included are officers or directors who are beneficiary of any shares as individual or a group regardless of whether they own greater or less than 10% of the outstanding shares. There were 43,179,537 shares issued and outstanding as of April 30, 2014.

	Name and Address Of Beneficial Owner	Amount and natureof Beneficial Owner	Percent of Class

Jonathan Ricker, Chairman,	Shares	3,397,677	7.8%
President, Treasurer, Clerk and Director

Directors, Officers and shareholders with ten percent or more ownership as a group	Shares	3,397,677	7.8%
Cede & Co	Shares	33,762,834	78.2%

* Less that 1% of the issued and outstanding shares of common capital stock

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than below, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company's outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual's immediate family.

The majority shareholder has made several advances to the Company, during fiscal year ended April 30, 2014, to assist with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

LICENSING  RIGHTS

Pursuant to a Licensing Agreement dated June 21, 2000, Mass Megawatts has been granted an exclusive sublicense to market, within a limited territory, the MultiAxis Turbosystem (MAT) and associated technology relative to wind velocity augmentation which is the ability to use external walls or structure to enhance the flow of air velocity for increasing power output. The MAT is comprised of certain products and technology covered by several applications still effective during 2013 for United States Letters Patent by Mr. Ricker. The limited territory is defined as: Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. Mass Megawatts must pay a royalty fee to Mr. Ricker based on two percent of the net sales of Mass Megawatts for the life of the patent of each product being licensed pursuant to the sublicensing Agreement. The Sublicensor is Windstorm International of Putnam, CT who received a license agreement from Jonathan Ricker who is Chairman and Chief Executive Officer of Mass Megawatts. Mr. Ricker is the owner of the patent rights of the licensed technology to Windstorm International. Several of the patents has filed Patent Cooperation Treaty Applications and National Phase patents in many nations and all major countries.

ITEM  13.      EXHIBITS AND REPORTS ON FORM 8-K

     A)   Form 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the year ended April 30, 2014:

On August 9, 2013, reporting a press release announcing certain financial results for the fiscal year ended April 30, 2013

On August 9, 2013, reporting a disclosure of the description of a new solar product and entry into the solar power market

On September 23, 2013, reporting a disclosure of the description of new solar product.

On December 30, 2013, reporting a press release reporting design improvements and new product developments

On February 5, 2014, reporting amendments to Articles of Incorporation increasing authorized shares

On April 1, 2014, reporting improved cash flow status

     B)   Exhibits -

31	Certification of the Chief Financial Officer Dated August 30, 2014

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During fiscal 2014 and 2013, we were billed by our auditors, MaloneBailey, LLP, approximately $14,000 for audit and review fees associated with our 10-K and 10-Q filings.

Audit related fees
2014: $14,000

2013: $14,000
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

MASS MEGAWATTS WIND POWER, INC.

Date: August 13, 2014	By:	/s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2014	By:	/s/ Jonathan Ricker
Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Date: August 13, 2014	By:	/s/ Gary Bedell
Gary Bedell
Chief Operating Officer and Director

Date: August 13, 2014	By:	/s/ Debra Kasputis
Debra Kasputis
Director