Form 10-Q
period 2014-07-31
MASS MEGAWATTS WIND POWER INC
filed 2014-09-22
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

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

There were 49,211,477 shares of the Registrant's no par value common stock outstanding as of September 21, 2014.

Mass Megawatts Wind Power, Inc.

i

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial Statements:

Balance Sheets as of July 31, 2014, and April 30, 2014 (Unaudited)	1

Statements of Operations for the Three Months Ended July 31, 2014 and 2013 (Unaudited)	2

Statements of Cash Flows for the Three Months Ended July 31, 2014 and 2013 (Unaudited)	3

Notes to Unaudited Financial Statements	4

ii

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current Assets:
Cash	$-	$245
Deposits and other current assets	27,335	27,481
Total current assets	27,335	27,726

Fixed assets, net of accumulated depreciation of $39,242 and $38,775, respectively	1,533	2,000
Total assets	$28,868	$29,726

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$170,580	$172,143
Due to stockholder	82,642	51,007
Total current liabilities	253,222	223,150

Stockholders' deficit:
Common stock; no par value; 67,000,000 shares authorized; 48,732,037 and 43,179,537 issued and outstanding, respectively	7,206,176	7,115,345
Additional paid in capital	12,569	12,569
Retained deficit	(7,443,099)	(7,321,338)
Total stockholders' deficit	(224,354)	(193,424)
Total liabilities and stockholders' deficit	$28,868	$29,726

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013

Operating expenses:
General and administrative	$110,361	$72,350
Loss on shares issued for compensation	7,444	9,800
Depreciation	467	651
Total operating expenses	118,272	82,801

Operating loss	(118,272)	(82,801)

Other expense:
Interest expense	3,489	2,931
Total other expense	3,489	2,931

Net Loss	$(121,761)	$(85,732)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	45,183,151	27,459,007

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(121,761)	$(85,732)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	60,037	36,340
Depreciation	467	651
Loss on shares issued for compensation	7,444	9,800
Changes in:
Prepaid expenses and other current assets	146	146
Accounts payable and accrued liabilities	(1,563)	4,309
Deferred revenue	-	-
Net cash used in operating activities	(55,230)	(34,486)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,350	34,197
Net borrowings on shareholder credit cards	33,256	1,032
Payments on related party debt	(1,621)	(834)
Net cash provided by financing activities	54,985	34,395

NET INCREASE (DECREASE) IN CASH	(245)	(91)
CASH AT BEGINNING OF PERIOD	245	123
CASH AT END OF PERIOD	$-	$32

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,489	$2,931
Income tax paid	-	-

NON-CASH TRANSACTIONS
Shares issued for payment of related party debt	$-	$-

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

The accompanying unaudited interim financial statements of Mass Megawatts Wind Power, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mass Megawatt’s Annual Financial Statements included herein on this Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended April 30, 2014 have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

Mass Megawatts does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $7,443,099 at July 31, 2014.  In addition, at July 31, 2014, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At July 31, 2014, Mass Megawatts owed $82,642 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $37,019 and cash funds advanced of $45,623.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2014:

Mass Megawatts issued 3,670,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $67,481 based on the quoted market price of our common stock.

Mass Megawatts sold 1,882,500 shares of common stock for cash of $23,350.

NOTE 5 -  SUBSEQUENT EVENTS

During the month of August 2014, the Company issued the following shares of stock for services:

	Shares	Value
August 25, 2014	60,000	$960
August 27, 2014	390,000	$5,616

ITEM  2.    MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2014 AS COMPARED TO THE
PERIOD ENDED JULY 31, 2013:

The Company shows a loss of $121,761 the three months ended July 31, 2014 and $85,732 for the three months ended July 31, 2013. The losses are related mostly to professional and consulting fees and the development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $28,868 as of July 31, 2014, which consisted deposits and other current assets of $27,335, and fixed assets net of accumulated depreciation of $1,533.

We had total liabilities of $253,222 as of July 31, 2014, consisting of accounts payable and accrued liabilities of $170,580, and loans and advances provided by director of $82,642.

We have incurred net losses since inception and had at accumulated deficit of $7,443,099 at July 31, 2014.

Net cash used in operating activities was $55,230 for the three months ended July 31, 2014.  We had a net loss of $121,761 including non-cash items of $60,037 of shares issued for services (consisting of $67,481 in shares issued at fair value less loss on shares issued of $7,444) and $467 of depreciation.

Net cash provided by financing activities was $54,985 for the three months ended July 31, 2014, including $23,350 in proceeds from the sale of stock, $33,256 borrowed on shareholder credit cards and $1,621 in payments made to the shareholder.

We had no outstanding cash commitments as of July 31, 2014.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $23,350 for the three months ended July 31, 2014. The Company has spent this money on updating prototypes, administration, working capital, marketing, and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2014 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders again approved an increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  In July 2012, the shareholders approved an additional increase of its authorized common stock from 18,000,000 shares to 35,000,000 shares.  An additional increase was approved during January 2014 from 35,000,000 shares to 67,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2014 compared to the Three Months Ended July 31, 2013

The net loss for the three months ended July 31, 2014 (“2015 Period”) was $121,761 compared to a net loss of $85,732 for the three months ended July 31, 2013 (“2014 Period”), an increase of $36,029.  This increase in net loss is primarily attributable to an increase of $38,011 in general and administrative expenses offset by a decrease in losses on shares issued for compensation of $2,356.

Our operating expenses were $118,272 for the 2015 Period compared to operating expenses of $82,801 for the 2014 period, an increase of $35,471.  This increase in net loss is primarily attributable to increases of $25,973 for consulting services and prototype development for planning future projects, $6,100 in state fees to increase authorized shares of stock, $4,342 in marketing and advertising costs and $2,093 in travel and entertainment.  These increases were offset by decreases of $497 in other administrative costs.

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

EMPLOYEES

As of July 31, 2014, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the three month period ended July 31, 2014, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

None

ITEM  2.     CHANGES IN SECURITIES

During the three months ended July 31, 2014, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.01 per share (May 2014)	1,110,000	$11,100
Common stock for services at $0.0184 per share (May 2014)	700,000	$12,880
Common stock for services at $0.0199 per share (May 2014)	800,000	$15,920
Common stock for cash at $0.01 per share (June 2014)	230,000	$2,300
Common stock for services at $0.0185 per share (June 2014)	470,000	$8,695
Common stock for services at $0.0199 per share (June 2014)	230,000	$4,577
Common stock for cash at $0.017 per share (July 2014)	300,000	$5,100
Common stock for services at $0.017 per share (July 2014)	60,000	$1,020
Common stock for services at $0.0171 per share (July 2014)	800,000	$13,680
Common stock for services at $0.0174 per share (July 2014)	60,000	$1,044
Common stock for services at $0.0175 per share (July 2014)	350,000	$6,125
Common stock for services at $0.0177 per share (July 2014)	200,000	$3,540
Common stock for cash at $0.02 per share (July 2014)	242,500	$4,850

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

During the three month period ended July 31, 2014, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  the three month period ended July 31, 2014, no matters were submitted to the security holders for a vote.

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

32     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K - The Company filed the following current reports on the Form 8-K on the following dates during the quarter ended July 31, 2014:

On July 3, 2014, reporting appointment of Chief Operating Officer

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	09/22/14	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	09/22/14	By: /s/ Gary Bedell
Gary Bedell
Director, Chief Operating Officer

Dated:	09/22/14	By: /s/ Debra Kasputis
Debra Kasputis
Director