Form 10-Q
period 2014-10-31
MASS MEGAWATTS WIND POWER INC
filed 2014-12-31
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2014

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

There were 55,369,037 shares of the Registrant's no par value common stock outstanding as of October 31, 2014.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of October 31, 2014, and April 30, 2014 (Unaudited)	1

Statements of Operations for the Three and Six Months Ended October 31, 2014 and 2013 (Unaudited)	2

Statements of Cash Flows for the Six Months Ended October 31, 2014 and 2013 (Unaudited)	3

Notes to Unaudited Financial Statements	4

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current Assets:
Cash	$2,823	$245
Prepaid expenses and other current assets	27,190	27,481
Total current assets	30,013	27,726

Fixed assets, net of accumulated depreciation of $39,739 and $38,775, respectively	1,036	2,000
Total assets	$31,049	$29,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$172,088	$172,143
Due to stockholder	74,466	51,007
Total current liabilities	246,554	223,150

Stockholders' deficit:
Common stock; no par value; 67,000,000 shares authorized; 55,369,037 and 43,179,537 issued and outstanding, respectively
	7,303,232	7,115,345
Additional paid in capital	12,569	12,569
Accumulated deficit	(7,531,306)	(7,321,338)
Total stockholders' deficit	(215,505)	(193,424)
Total liabilities and stockholders' deficit	$31,049	$29,726

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative	$82,350	$115,791	$192,711	$188,141
Loss on shares issued for compensation	2,584	7,735	10,028	17,535
Depreciation	497	653	964	1,304
Total operating expenses	85,431	124,179	203,703	206,980

Operating loss	(85,431)	(124,179)	(203,703)	(206,980)

Other income (expense):
Interest expense, net	(2,776)	(2,947)	(6,265)	(5,878)
Total other expense	(2,776)	(2,947)	(6,265)	(5,878)

Net Loss	$(88,207)	$(127,126)	$(209,968)	$(212,858)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares - basic and diluted	52,366,885	31,158,386	49,222,871	29,326,460

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(209,968)	$(212,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	86,407	85,611
Depreciation	964	1,304
Loss on shares issued for compensation	10,028	17,535
Changes in:
Prepaid expenses and other current assets	291	291
Accounts payable and accrued liabilities	(55)	7,472
Net cash used in operating activities	(112,333)	(100,645)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	91,452	105,883
Net borrowings (payments) on shareholder credit cards	(296)	241
Borrowings on related party debt	36,355	129
Payments on related party debt	(12,600)	(1,750)
Net cash provided by financing activities	114,911	104,503

NET INCREASE IN CASH	2,578	3,858
CASH AT BEGINNING OF PERIOD	245	123
CASH AT END OF PERIOD	$2,823	$3,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,265	$5,878
Income tax paid	-	-

Noncash financing and investing activities:
Stock subscription receivable	$-	$108

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Notes to Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mass Megawatts Wind Power, Inc. (“Mass Megawatts"), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts' principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. In September 2014, Mass Megawatts introduced a program to develop and market a new solar tracking technology.  The corporate headquarters is located in Worcester, Massachusetts.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $7,531,306 at October 31, 2014.  In addition, at October 31, 2014, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At October 31, 2014, Mass Megawatts owed $74,466 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $36,630 and cash funds advanced of $37,836.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2014:

Mass Megawatts issued 5,276,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $96,435 based on the quoted market price of our common stock.

Mass Megawatts sold 6,913,500 shares of common stock for cash of $91,452.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2014 AS COMPARED TO THE
PERIOD ENDED OCTOBER 31, 2013:

The Company shows a loss of $209,968 for the six months ended October 31, 2014 and $212,858 for the six months ended October 31, 2013. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $31,049 as of October 31, 2014, which consisted of cash of $2,823, prepaid expenses and other current assets of $27,190, and fixed assets net of accumulated depreciation of $1,036.

We had total liabilities of $246,554 as of October 31, 2014, consisting of accounts payable and accrued liabilities of $172,088 and loans and advances provided by director of $74,466.

We have incurred net losses since inception and had an accumulated deficit of $7,531,306 at October 31, 2014.

Net cash used in operating activities was $112,333 for the six months ended October 31, 2014.  We had a net loss of $209,968 including non-cash items of $86,407 of shares issued for services, $10,028 of loss on shares issued for services and $964 of depreciation.

Net cash provided by financing activities was $114,911 for the six months ended October 31, 2014.  Funds provided included $91,452 in proceeds from the sale of stock and $36,355 on advances by certain stockholders.  This was offset by payments of $12,600 to shareholder and $ 296 net payment on shareholder credit cards.

We had no outstanding cash commitments as of October 31, 2014.

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

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $91,452 for the six months ended October 31, 2014. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2014 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders again approved an increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  In July 2013, the shareholders approved an additional increase of its authorized common stock from 18,000,000 shares to 35,000,000 shares. An additional increase was approved during January 2014 from 35,000,000 shares to 67,000,000 shares. Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

The wind and solar industry is favorably impacted by new legislation and regulations toward a cleaner air environment. This trend toward renewable generated electricity continues to grow, particularly in view of the non-polluting nature of wind and solar generation and its endless renewable source. However, there remains some uncertainty on whether or not the federal or state governments will continue with favorable environmental legislation despite popular support toward renewable energy.

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

RESULTS OF OPERATIONS

Six Months Ended October 31, 2014 compared to the Six Months Ended October 31, 2013

The net loss for the six months ended October 31, 2014 (“2015 Period”) was $209,968 compared to a net loss of $212,858 for the six months ended October 31, 2013 (“2014 Period”), a decrease of $2,890.  This decrease in net loss is primarily attributable to a decrease in general and administrative expenses.

Our operating expenses were $203,703 for the 2015 Period compared to $206,980 for the 2014 Period, a decrease of $3,277.  This decrease in operating expenses is primarily attributable to decreases in consulting and professional fees of $15,336 and other administrative costs of $1,141 offset by increases in State taxes and filing fees of $13,200.

Three Months Ended October 31, 2014 compared to the Three Months Ended October 31, 2013

The net loss for the three months ended October 31, 2014 (“2015 Period”) was $88,207 compared to a net loss of $127,126 for the three months ended October 31, 2013 (“2014 Period”), a decrease of $38,919.  This decrease in net loss is primarily attributable to decreases of $33,521 in consulting, $5,227 in other general and administrative expenses and $171 in interest expense.

Our operating expenses were $85,431 for the 2015 Period compared to operating expenses of $124,179 for the 2014 period, a decrease of $38,748.  This decrease in operating expenses is primarily attributable to decreases of $33,521 in consulting and $5,227 in prototype development and other general and administrative expenses.

OPERATIONS SUMMARY

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

There are many advantages to owning a Solar Tracking System (STS) …

●	Increases solar energy production by 25+% over traditional solar power systems

●	Provides an affordable, solar-power solution for home and business use

●	Reduces (or eliminates) the need to purchase high-priced electricity from the local utility

●	Significantly lowers your monthly electric bill with Net Metering.

●	Provides an impressive ROI of 20 to 40% with payback occurring within a few years

●	Available federal, state, and local incentives can reduce your costs dramatically…

	m	30% Federal Tax Credit on full purchase price of STS (no limit)

	m	State rebates, such as the Commonwealth rebate (up to $4,250)

	m	State Tax credit, such as MA credit of $1,000

	m	Sale of generated SRECs, which can add thousands in yearly revenue

●	Flexible purchase plans offered by Mass Megawatts can limit out-of-pocket costs.

●	Mass Megawatts handles everything, including installation and servicing, etc.

●	STS is designed to withstand extreme weather and high winds

●	Comes with a full performance guarantee from Mass Megawatts

●	Helps our environment by reducing the demand for fossil-fuel energy sources that generate harmful CO2 emissions

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

Over the past year, Mass Megawatts has continued to refine the engineering details and construction. These advances are currently being applied to the third party verification and ultimately accelerate worldwide awareness and acceptance of the MAT technology.

In addition, Mass Megawatts has created valuable financial analysis materials to allow our potential customer base to identify effective financing methods.  This will facilitate the sale of MAT units going forward.

EMPLOYEES

As of October 31, 2014, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the six month period ended October 31, 2014, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

STRATEGY AND MARKETING

The Company plans to approach the simplest method of initial market penetration and then sell directly to the power exchanges.  The Company plans to try to avoid difficulties of  obtaining sites, financing, and locating potential purchasers of power plants. Our strategy places turbines in locations where the purchase contracts from utilities for  energy are already available.  We have identified large users of electric power . Also, we had initial meetings with the local planning boards of the communities with the proposed sites and decision makers who purchase the electricity. We also plan to have strategic alliances with developers of proposed sites and construction companies as Mass Megawatts grows rapidly

Also, a groundswell across the nation for Green Power/renewable energy has prompted state and federal legislatures to offer tremendous tax credits and incentives including a federal tax credit of 30% of the capital cost passed by Congress and signed into law by President Obama. Capitalizing on this trend, Mass Megawatts Wind Power, Inc. has prepared a MAT sales presentation for high tax bracket individuals and corporations. For those qualifying, the financial risk of purchasing a MAT unit is minimized by the tax advantages.  (Details may be found on our website under "New Developments -- Tax Package".)  Revenue generated from these initial sales will accelerate internal growth and promote additional sales opportunities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended October 31, 2014, the Company issued the following shares of  stock:

	Shares	Amount
Common stock for cash at $0.010 per share (August 2014)	985,000	$9,850
Common stock for cash at $0.010 per share (August 2014)	560,000	$5,600
Common stock for cash at $0.012 per share (August 2014)	467,000	$5,604
Common stock for services at $0.0146 per share (August 2014)	60,000	$876
Common stock for services at $0.015 per share (August 2014)	60,000	$900
Common stock for services at $0.0152 per share (August 2014)	390,000	$5,928
Common stock for services at $0.0155 per share (August 2014)	70,000	$1,085
Common stock for cash at $0.02 per share (August 2014)	275,000	$5,500
Common stock for cash at $0.010 per share (September 2014)	409,000	$4,090
Common stock for services at $0.0134 per share (September 2014)	100,000	$1,340
Common stock for services at $0.0136 per share (September 2014)	100,000	$1,360
Common stock for cash at $0.0137 per share (September 2014)	275,000	$3,768
Common stock for cash at $0.015 per share (September 2014)	77,000	$1,150
Common stock for services at $0.015 per share (September 2014)	226,000	$3,390
Common stock for cash at $0.010 per share (October 2014)	200,000	$2,000
Common stock for services at $0.0125 per share (October 2014)	150,000	$1,875
Common stock for cash at $0.0135 per share (October 2014)	423,000	$5,711
Common stock for cash at $0.0150 per share (October 2014)	330,000	$4,950
Common stock for cash at $0.016 per share (October 2014)	380,000	$6,080
Common stock for cash at $0.017 per share (October 2014)	100,000	$1,700
Common stock for cash at $0.02 per share (October 2014)	400,000	$8,000
Common stock for cash at $0.024 per share (October 2014)	50,000	$1,200
Common stock for services at $0.024 per share (October 2014)	150,000	$3,600
Common stock for cash at $0.028 per share (October 2014)	50,000	$1,400
Common stock for services at $0.028 per share (October 2014)	200,000	$5,600
Common stock for cash at $0.030 per share (October 2014)	50,000	$1,500
Common stock for services at $0.030 per share (October 2014)	100,000	$3,000

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the six month period ended October 31, 2014, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six month period ended October 31, 2014, no matters were submitted to the security holders for a vote.

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

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	12/31/14	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	12/31/14	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	12/31/14	By: /s/ Debra Kasputis
Debra Kasputis
Director