Form 10-Q
period 2015-01-31
MASS MEGAWATTS WIND POWER INC
filed 2015-03-27
CIK 1117228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2015

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

There were 58,612,037 shares of the Registrant's no par value common stock outstanding as of January 31, 2015.

Mass Megawatts Wind Power, Inc.

PART  I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

CONTENTS

Financial  Statements:

Balance Sheets as of January 31, 2015, (Unaudited) and April 30, 2014	4

Statements of Operations for the Three and Nine Months Ended January 31, 2015 and 2014 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended January 31, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Financial Statements	7

PART  I  -  FINANCIAL  INFORMATION
Mass Megawatts Wind Power, Inc.
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2015	2014
ASSETS

Current Assets:
Cash	$26	$245
Prepaid expenses and other current assets	27,090	27,481
Total current assets	27,116	27,726

Fixed assets, net of accumulated depreciation of $40,176 and $38,775, respectively	599	2,000
Total assets	$27,715	$29,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$179,371	$172,143
Due to stockholder	75,058	51,007
Total current liabilities	254,429	223,150

Stockholders' Deficit:
Common stock; no par value; 58,700,000 shares authorized; 58,612,037 and 43,179,537 issued and outstanding, respectively	7,339,101	7,115,345
Additional paid in capital	12,569	12,569
Accumulated deficit	(7,578,384)	(7,321,338)
Total stockholders' deficit	(226,714)	(193,424)
Total liabilities and stockholders' deficit	$27,715	$29,726

The accompanying notes are an integral part of these unaudited financial statements

Mass Megawatts Wind Power, Inc.
Statements of Expenses
(Unaudited)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Contract revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	43,658	88,233	236,369	276,374
Loss on shares issued for compensation	559	6,424	10,587	23,959
Depreciation	437	651	1,401	1,955
Total operating expenses	44,654	95,308	248,357	302,288

Operating loss	(44,654)	(95,308)	(248,357)	(302,288)

Other income (expense):
Interest expense, net	(2,424)	(3,494)	(8,689)	(9,372)

Total other expense	(2,424)	(3,494)	(8,689)	(9,372)

Net Loss	$(47,078)	$(98,802)	$(257,046)	$(311,660)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares - basic and diluted	51,356,370	35,040,809	51,433,847	31,231,243

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.
Statements of Cash Flows
Unaudited

	Nine Months Ended
	January 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(257,046)	$(311,660)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	96,307	135,180
Depreciation	1,401	1,955
Loss on shares issued for compensation	10,587
Changes in:
Prepaid expenses and other current assets	391	436
Accounts payable and accrued liabilities	7,228	37,746
Net cash used in operating activities	(141,132)	(136,343)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	116,862	138,586
Net borrowings on shareholder credit cards	1,088	(126)
Borrowings on related party debt	(22,963)	129
Payments on related party debt	-	(1,750)
Net cash provided by financing activities	140,913	136,839

NET INCREASE (DECREASE) IN CASH	(219)	496
CASH AT BEGINNING OF PERIOD	245	123
CASH AT END OF PERIOD	$26	$619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,689	$9,372
Income tax paid	-	-

Noncash financing and investing activities:

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $7,578,384 at January 31, 2015.  In addition, at January 31, 2015, Mass Megawatts is not generating sufficient revenue to fund its ongoing operations.  These conditions raise substantial doubt about Mass Megawatts' ability to continue as a going concern. Currently, management is soliciting additional equity investors through private placement offerings and is obtaining funding from Mass Megawatts' Chief Executive Officer to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Mass Megawatts do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Mass Megawatts is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At January 31, 2015, Mass Megawatts owed $75,058 to the Company’s President, which consisted of amounts owed on personal credit cards for company expenditures of $38,014 and cash funds advanced of $37,044.

Funds advanced during the fiscal year are due on demand, bear no interest, and are unsecured.  Payments on stockholders credit cards are subject to the terms and conditions of the authorizing entities.

During the three months ended January 31, 2015, the Company issued 500,000 common shares for proceeds of $8,000 to its president.  These shares are included below in Note 4, shares issued for cash.

NOTE 4 -  STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2015:

Mass Megawatts issued 5,999,000 shares of common stock to consultants for their services.  These shares were valued and recorded at fair value of $106,889 based on the value of the services provided.  The difference between the value of services provided and the quoted market price of our common stock on the date of each agreement is recorded as a loss on shares issued for compensation .

Mass Megawatts sold 9,433,500 shares of common stock for cash of $116,862.

On February 25, 2015 the Company filed with the Commonwealth of Massachusetts to increase the authorized common shares from 56,700,000 to 58,700,000 shares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2015 AS COMPARED TO THE
PERIOD ENDED JANUARY 31, 2014:

The Company incurred a loss of $257,046 for the nine months ended January 31, 2015 and $311,660 for the nine months ended January 31, 2014. The losses are related mostly to the consulting fees and development of site locations for projects.

Liquidity and Capital Resources

We had total assets of $27,715 as of January 31, 2015, which consisted of cash of $26, prepaid expenses and other current assets of $27,090, and fixed assets net of accumulated depreciation of $599.

We had total liabilities of $254,429 as of January 31, 2015, consisting of accounts payable and accrued liabilities of $179,371 and loans and advances from a director of $75,058.

We have incurred net losses since inception and had an accumulated deficit of $7,578,384 at January 31, 2015.

Net cash used in operating activities was $141,132 for the nine months ended January 31, 2015.  We had a net loss of $257,046 including non-cash items of $110,044 of shares issued for services and $1,401 of depreciation.

Net cash provided by financing activities was $140,913 for the nine months ended January 31, 2015.  Funds provided included $116,842 in proceeds from the sale of stock, $22,963 in net cash advances from shareholder and $1,088 increase in net borrowings on shareholder credit cards.

We had no outstanding cash commitments as of January 31, 2015.

Mass Megawatts Wind Power, Inc. (the "Company") cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2015 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company has not had significant revenues from operations since its inception, but has raised funds through other means to maintain liquidity. Specifically, the Company raised capital with a private placement memorandum under Regulation D, Rule 506, selling shares of its common stock to raise $116,862 for the nine months ended January 31, 2015. The Company has spent this money on updating prototypes, administration, working capital, marketing and advertising.

There is substantial doubt that the Company will have sufficient cash flows from operations to fund its operations for a minimum of 12 months following April 30, 2014 and is therefore dependent on financing from issuing capital stock or debt.  In July 2009, the shareholders approved an increase of its authorized common stock from 7,000,000 to 12,000,000 shares.  In July 2011, the shareholders again approved an increase of its authorized common stock from 12,000,000 to 18,000,000 shares.  In July 2013, the shareholders approved an additional increase of its authorized common stock from 18,000,000 shares to 35,000,000 shares. An additional increase was approved during January 2014, from 35,000,000 shares to 67,000,000 shares.  Mass Megawatts plans to continue to pursue additional equity financing to provide funds for operations.

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

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2015 compared to the Nine Months Ended January 31, 2014

The net loss for the nine months ended January 31, 2015 (“2015 period”) was $257,046 compared to a net loss of $311,660 for the nine months ended January 31, 2014 (“2014 period”), a decrease of $54,614.  This decrease in net loss is primarily attributable to a decrease of $53,931 in general and administrative expenses and $683 in net interest expense.

Our operating expenses were $248,357 for the 2015 period compared to $302,288 for the 2014 period, a decrease of $53,931.  This decrease in operating expenses is primarily attributable to decreases of $30,686 in consulting and professional fees, $14,000 in compensation to shareholder, $7,343 in prototype development, $4,217 in professional fees, $6,991 in investor relations and $394 in other administrative costs.  These decreases were offset by increases of $9,700 in State fees to increase authorized shares.

Three Months Ended January 31, 2015 compared to the Three Months Ended January 31, 2014

The net loss for the three months ended January 31, 2015 (“2015 period”) was $47,078 compared to a net loss of $98,802 for the three months ended January 31, 2014 (“2014 period”), a decrease of $51,724.  This decrease in net loss is primarily attributable to decreases of $50,654 in general and administrative expenses.

Our operating expenses were $44,654 for the 2015 period compared to operating expenses of $95,308 for the 2014 period, a decrease of $50,654.  This decrease in net expenses is primarily attributable to decreases in consulting and prototype development costs of $24,806, shareholder compensation $7,500, investor relations $7,460, marketing costs $5,391, State fees to increase authorized shares $3,500, and $1,997 in other administrative costs.

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

EMPLOYEES

As of January 31, 2015, the Company had no employees. Jonathan Ricker is an executive officer, and is not considered an employee.  The Company does hire consultants and other professionals including carpenters, ironworkers, electricians and computer programmers working directly on construction projects as necessary.  During the nine month period ended January 31, 2015, there were no employees hired directly by the Company.  Mass Megawatts has retained other members of the management team as consultants. Mass Megawatts believes that there will be no significant changes in the number of employees. The Company does not have a collective bargaining agreement and Mass Megawatts does not have an employment contract with Mr. Ricker.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

During the three months ended January 31, 2015, the Company issued the following shares of stock:

	Shares	Amount
Common stock for cash at $0.008 per share (December 2014)	150,000	$1,200
Common stock for cash at $0.01 per share (December 2014)	1,120,000	$10,200
Common stock for cash at $0.016 per share (December 2014)	500,000	$8,000
Common stock for cash at $0.0067 per share (January 2015)	750,000	$5,010
Common stock for services at $0.0149 per share (January 2015)	500,000	$7,450
Common stock for services at $0.015 per share (January 2015)	100,000	$1,500
Common stock for services at $0.0155 per share (January 2015)	300,000	$4,650

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

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

During the nine month period ended January 31, 2015, the Company was not in default on any of its indebtedness.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the nine month period ended January 31, 2015, the Company submitted to a vote of security holders an amendment to the Articles of Incorporation to increase the amount of common stock authorized from 35,000,000 to 67,000,000 shares.  The amendment was passed.

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

32   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MASS MEGAWATTS WIND POWER, INC.

Dated:	03/ 26/2015	By: /s/ Jonathan Ricker
Chairman, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Dated:	03/26/2015	By: /s/ Gary Bedell
Gary Bedell
Director

Dated:	03/26/2015	By: /s/ Debra Kasputis
Debra Kasputis
Director