Form 10-K
period 2022-04-30
MASS MEGAWATTS WIND POWER INC
filed 2022-07-29
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 000-32465

Mass Megawatts Wind Power, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3402789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Boston Turnpike, Ste J9B#290 Shrewsbury, MA	01545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 508-942-3531

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,602,787.

As of July 29, 2022, there were 137,764,579 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report

Some of the statements under “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this prospectus constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this prospectus.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” anticipates”, “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

Although, we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus.

Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this registration statement the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its MAT power developments; to successfully produce the solar trackers and the MAT on time and remaining competitive; the inability of the Company to sell its current turbines offered for sale or any future sale, if needed, to finance the marketing and sales of its electricity; general economic conditions; as well as those risk factors detailed in the periodic reports filed by the company.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

ITEM1.BUSINESS

Summary of the Business

Mass Megawatts’ principal line of business is to develop a solar tracker for production to produce sales in the near term and wind energy production equipment for potential applications in the longer term. Currently, we have only solar tracker prototypes for the purpose of testing and finalizing the design before any commercial or mass production. The patent filings related to the solar trackers are pending and not yet granted. The Company is currently finding locations for suitable operating facilities for its solar project using the solar tracker technology. In addition to its solar projects, the company intends to build and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology after the solar tracker technology develops to a level of consistent sales to be able to be profitable or close to profitable. Mass Megawatts built several wind energy power plants to test and develop the new technology. However, we have not achieved a final product for commercial production of the wind power plants.

Summary of Primary Business (Solar Tracker Product)

The patent pending, Mass Megawatts ‘Solar Tracking System’ (STS) is a complete solar power system that is designed to continually adjust the position of solar panels to receive the optimal level of direct sunlight throughout the day. Unlike other solar tracking technologies, the Mass Megawatts STS utilizes a low-cost structure that adds stability to the overall solar-power system while improving energy production levels for the customer.

Advantages to owning a solar tracking system (STS)

●	Increases solar energy production by 25+% over traditional solar power systems

●	Provides an affordable, solar-power solution for business use

●	Reduces (or eliminates) the need to purchase higher priced electricity from the local utility

●	Lowers your monthly electric bill with Net Metering.

●	Provides a payback occurring within a few years

●	Available federal, state, and local incentives can reduce your costs dramatically

Solar Tracker Business Background

Over the past 15 years, Mass Megawatts has continually strived to innovate and improve alternative energy systems and technologies. This includes new innovations that significantly improve the efficiency of solar power systems. Our latest innovation, the Mass Megawatts Solar Tracking System (STS), is designed to increase solar energy production by 30%.

The patented, STS technology is designed to automatically adjust the position of solar panels to receive an optimal level of direct sunlight throughout the day. Unlike other solar tracking technologies, the Mass Megawatts STS utilizes a low-cost structure that adds stability to the overall system while improving energy production levels.

The STS utilizes an innovative structural design that combines a simple, yet robust, A-frame design with a low-cost, protective outer-wall. Using a non-electrical, and passive, tracking technology, the solar panels are automatically repositioned throughout the day as the sun’s position travels from east to west. With ground fittings secured at multiple points, the system is designed to handle extreme weather and winds up to 120 mph.

The tracking technology allows the panels to receive more direct sunlight and to generate more solar power for the customer. With this system, solar power production is increased by up to 30% as compared to stationary configurations. Future versions of the STS will also offer a dual-tracking capability, which can further improve solar power generation levels by an additional 10%.

The STS allows Mass Megawatts to lower material costs and reduce the number of solar panels needed to generate the rated capacity. Due to this advantage, Mass Megawatts can deliver more solar power production at a price similar to lower-capacity, stationary systems. Specifically, we plan to offer 6.25 kW rated STS units at a price that’s competitive to stationary, 5 kW systems. In many locations, this improved output translates into a 40% rate of return for the customer with investment payback occurring in the 3rd year. Further, by taking advantage of a lease program or power purchase agreement (PPA) arrangement with the company, a customer may realize an immediate, positive cash flow, as immediate energy savings and/or revenues will be realized and/or exceed the monthly payments due.

Starting at 6.25 kW rated units, a Mass Megawatts STS system is appropriate for ground-level, residential and business sites, as well as, commercial, roof-top installations, and has a rated life expectancy of 20 years. Installation can be completed in a few business days, and there is no annual, routine maintenance to perform. Mass Megawatts coordinates all aspects of system delivery, including permitting, installation, and working to obtain any available tax incentives. They monitor the performance of each system, and provide a full, performance guarantee.

Solar Tracker Technical Details

The STS utilizes a revolutionary, patent-pending framework that significantly reduces the torque required to adjust the position of solar panels throughout the day. Unlike other tracking technologies that apply a vertical, up-and-down motion, the STS rotates the solar panels into position using a horizontal motion. The amount of torque needed to accomplish this movement is minimal, and can be accomplished with a simpler, lower-cost design.

The STS framework also allows multiple solar units to share the same tracking mechanism. Instead of applying a separate tracker to each independent solar unit, many solar-power units can be ‘daisy-chained’ together to share the same tracking mechanism with the same actuator. This dramatically reduces the cost to implement a solar tracking solution at larger capacity installations, with costs projected to drop from 30% to 5%. A substantial savings that significantly improves ROI and shortens the payback-period. With the Mass Megawatts STS, you get a 28% increase in solar-power generation with a minimal increase in capital expenditures.

SOLAR TRACKER TECHNICAL DESCRIPTION

The tracker uses a cable and sheave system to move a platform of solar panels to follow the sun throughout the day in order for the panels to directly face the sun for maximum output. It comprises a motor that would act similar to moving the tracker with moving rope or belt in order to correctly position the solar tracker to face the sun. Walls on both sides of the platform are part of the means to reduce static loading in high wind events. A spring loaded universal joint means can be connected between the wall and motor and belt system. The sheave is braked or stopped moving when the pulled cable holds the sheave against the wall during high wind. The purpose of the side braking means using a spring to allow the platform to hit the wall and shut off power and at the same time hold or break the wire in order to reduce dramatically or even eliminate static loading on the platform. The gear belt connected to the sheave would not move and therefore avoid excessive static loading from the high wind on the actuator. The low amount of both dynamic loading and static loading from this pivot, cable and wire solar tracker system would reduce the need for additional or more powerful actuators in a major way and at the same time avoid the damage from the wind, weather elements, and actuator side movement damage which is eliminated with this invention.

The movement of the belt and actuator area and movement description with the arrows are illustrated with the actuator related components moving sideways in high wind in order stop the electric movement by hitting a stop switch, halting the sheave movement and stopping wire movement of the platform.

The circumference is equal the total distance of travel for the belt from sunrise to sunset position. A reduction of static loading would allow for less powerful and less actuators and therefore reducing the cost of the solar tracker. A dual direction damper shock absorber is connected in a manner that eliminates or virtually eliminates static loads imposed upon the shock absorber damper and other components of the pulley and belt system. The solar tracker also eliminates or substantially eliminates dynamic loads of the components. The solar panel in full position of sunrise or sunset or a heavy wind condition whereas the panel is leaning on the bumper to avoid further movement. The solar panel is leaning on the bumper in sunrise position or a time of a heavy wind.

SOLAR TRACKER COMPETITIVE ADVANTAGE

The Mass Megawatts ‘Solar Tracking System’ (STS) Advantage

Based in Central Massachusetts, Mass Megawatts Wind Power, Inc. (OTC: MMMW) is taking part of the $12 billion, US solar power market with the development of a new solar tracking technology that significantly increases the level of energy produced by solar power systems. This innovative design, combined with substantial government incentives, has created an unprecedented opportunity for residential and commercial electric users.

The patent pending, Mass Megawatts ‘Solar Tracking System’ (STS) is a complete solar power system that’s designed to continually adjust the position of solar panels to receive the optimal level of direct sunlight throughout the day. Unlike other solar tracking technologies, the Mass Megawatts STS utilizes a low-cost structure that adds stability to the overall system while improving solar energy production levels for the customer by 28 to 32%. Recent modifications on racking and panels can boost output about 60 percent.

In addition, substantial federal, state, and local incentives can significantly reduce the total cost of a solar power investment. With these favorable government incentives, a large percentage of capital costs can be recouped in the first year of service, while providing for additional, ongoing revenues. This provides an excellent return on investment with payback projected to occur in the third year for most customers.

A Mass Megawatts STS system is appropriate for home and small business locations and can be scaled to meet capacity requirements at commercial installations. Mass Megawatts coordinates all aspects of system delivery, including permitting, installation, and working to obtain any available tax incentives. They monitor the performance of each system, and provide a full, performance guarantee.

Impact of Government Incentives on the Total Cost of an STS

The value of Federal, state, and local incentives for solar power customers cannot be understated…

●	Substantially reduces the total cost of a solar power system.
●	Improves the return on investment (ROI) and shortens the payback-period.
●	Aids in securing third party financing for a solar power system.

With favorable rebates and tax incentives, a large percentage of capital costs can be recouped in the first year of service, while providing for substantial, ongoing revenues.

The Power of Solar Renewable Energy Certificates (SRECs)

In several states, solar power owners can generate income from the sale of Solar Renewable Energy Certificates (SRECs), which are the positive environmental attribute of the clean energy produced by a solar system. These are tradable certificates based on the production of the system. Participating states will qualify eligible solar projects, allowing the owner to sell their generated SRECs in the market to electricity suppliers (usually utilities).

One SREC is typically created for every 1000 kWh (or 1 megawatt hour) of electricity created. The historical value of SRECs have shown a wide range across states, with Massachusetts rates, for example, recently fluctuating from over $500, down to the solar clearing-house price of $285 per SREC.

It’s important to note that the SREC value is separate, and in addition to, the value of the electricity produced. So, you receive value for the electricity you generate and also for the SRECs you accumulate and sell. It’s a terrific, additional income stream for solar-power customers.

Energy Savings with Net Metering

While it’s well known that solar power/photovoltaic (PV) owners can use the electricity produced by their system to directly offset their electricity usage from the utility/grid, additional cost benefits can also be realized through Net Metering.

Net metering is a state regulation that allows customers generating their own electricity to be credited at nearly the retail rate for the energy they generate but do not use. A customer’s electric meter will run backward whenever the site is producing more solar power than is being consumed, and their utility account gets net metering credits for net excess generation.

Most states have net metering programs, and a 2005 Federal law requires all public utilities to offer net metering upon request. If your solar power system was designed appropriately, your entire electric bill for the year should be minimized. The net metering programs offered by utilities can vary, including limits on capacity and different policies regarding how surplus energy is credited.

●	Flexible Purchase Plans, including direct purchases, lease programs, and power purchase agreements (PPA) are offered.

Several purchasing options are available for an STS, including direct purchase, lease programs, and power purchase agreements (PPA). These plans offer flexibility and control over the initial deposit and out-of-pocket costs to give most home and business owners the financial means to take advantage of an STS. In some cases, the projected electricity cost savings, sales revenue, and/or incentives will exceed the payments due, so you can be in a positive, cash flow situation in the first year.

With a PPA, Mass Megawatts would own the STS system on your site. We would install and maintain it, no cost to you, and you would pay us for the electricity generated (at a rate that’s below your current energy costs). In that manner, you have no up-front costs, yet still receive savings from the clean, solar power the system is generating. Other, modified PPA plans can also be setup to allow the customer to provide an initial, up-front payment, which would secure a lower rate on the electricity they receive in the future.

Similarly, with a lease program, you would avoid any large deposits or up-front payments. Mass Megawatts would install and maintain the system, for free, at your site. The main difference between a PPA and lease plan is that with a PPA, you are paying for the actual amount of energy generated by the STS (i.e. number of kilowatt-hours / month) verses a lease arrangement, which requires a fixed monthly payment regardless of the level of energy produced.

Both programs provide a great way to avoid a large, up-front investment, while still allowing consumers to realize immediate energy savings when an STS is installed. With energy costs projected to increase going forward, the savings and investment return for a customer will continue to grow throughout the expected lifetime of the unit (30+ years). Both programs also provide an option to purchase the STS outright after a specified amount of time.

●	Favorable financing options with third-party lenders.

Securing third-party financing for a Mass Megawatts Solar Tracking System (STS) is aided by the guaranteed receipt of future government incentives. This includes the 30% Federal tax credit, along with, state rebates and local incentives, which are received starting in the first year of service. These guaranteed, no risk, receipts are recognized and valued by third-party lenders, and help to secure financing.

●	Full warranty, repair service, and performance guarantee provided for the first 10 years.

The STS comes with a full warranty protecting against defective equipment and workmanship during the first 10 years. Mass Megawatts also provides any needed repairs during this time. While no routine, annual maintenance is required, the expected life of the inverter is 10 years. Any needed repairs will be completed by Mass Megawatts over the first 10 years.

The operational performance of the STS is also guaranteed during the first 10 years. If the system does not generate the expected, and documented, level of energy, the customer will be credited for the difference in lost revenue. Mass Megawatts is committed to delivering a high quality product with exceptional service to each customer.

●	STS Delivery and Performance

During construction and installation	A performance bond is secured by Mass Megawatts to guarantee satisfactory delivery and completion of the project. This insures the value of the STS, for the customer, during the construction and installation period. If, for any reason, the project is not completed successfully, the investor will receive full compensation from the bond issuer.

After installation – Performance Guarantee	Once installed, the operational performance of the system is monitored and guaranteed for 10 years. If the unit doesn’t generate the projected level of output (energy), the customer will receive a credit to compensate for any loss in revenue due to substandard operational performance.

Maintenance	Any needed repairs will be performed by Mass Megawatts during the first 10 years of operation.

●	Mass Megawatts provides continued support to the customer throughout the entire sales and installation process.

Mass Megawatts utilizes their industry knowledge and in-house resources to provide continued support to the customer throughout the sales, design, installation, and operational lifetime of the STS. From the initial site evaluation, through the sales proposal with full disclosure of costs, incentives, and projected ROR, to the complete installation and support of the STS, Mass Megawatts will be there to oversee the process to ensure a successful implementation. Mass Megawatts will use their industry knowledge and in-house resources to provide the following.

1.	Perform a site evaluation to confirm the optimal STS design.

2.	Research and verify eligibility for all tax incentives, grants, and explore financing options.

3.	Provide a written sales proposal with full disclosure of all costs and incentives, as well as, the projected rate of return and payback-period for the STS investment.

4.	Work through the process to formally apply for these tax incentives, and grants.

5.	Handle the complete installation of the STS.

6.	Monitor system performance and provide any needed servicing.

Projected Timeline

The length of time to complete the process of evaluating, purchasing, and installing an STS system can vary and depends on a number of factors. However, most customers can expect to have their Solar Tracking System installed and operational within a 2 to 6 week period.

Mass Megawatts SUMMARY of Secondary Business (Wind Power)

Mass Megawatts has continued development efforts in wind power technology to bring a product to the renewable energy marketplace capable of producing electricity at a cost 30% lower than other wind power equipment. Designed on a paradigm that ‘lower height, lower wind speeds and lower costs equal higher profits’, this technology puts MAT electricity generation on a competitive footing with fossil fuels, such as coal and natural gas.

A ‘Smart Grid’ Energy Solution: MAT technology fits perfectly into the localized ‘distributed energy models’ that have been adopted by Federal and State agencies to promote energy independence and the re-design of our power transmission and distribution network into a national ‘Smart Grid’.

Energy planners nationwide have been seeking an adaptable, scalable ‘wind power solution’ that will be welcomed by local communities. Mass Megawatts MAT technology meets this challenge on every level. Adaptable to both high and lower wind resource regions and economically scalable to meet electric supply requirements from small users to large utilities, the MAT technology is the first wind power technology that allows purchasers to size their electric generation facility to fit their usage needs.

Traditionally, wind power adopters have found themselves in the position of having to purchase systems that either provided more generation capacity then they needed, or, conversely, walk away ‘shorthanded.’ The MAT’s modular technology basis puts the ‘sizing’ decision making on the customer’s side of the table, not the vendor’s. Uncounted numbers of municipal, agricultural and business wind power projects have been abandoned on the basis of the purchaser’s not being able to acquire equipment that could be sized to their needs and budget.

Low Height = Community Acceptability: Mass Megawatts is recognized as the vendor of choice for utilities, communities, businesses and other wind power generation adopters who are seeking a lower cost, community friendly, renewable energy solution. MAT technology is readily accepted by local communities, where resistance to ‘tall tower’ wind farms is legendary. Ranging between 50 feet to a maximum of 80 feet in overall height, MAT units boast extremely productive generation capability in areas with lower wind speeds, where ‘tall tower’ utility-scaled projects simply are not financially feasible or successful.

Durability & Low Cost Maintenance: This winning equation is further enhanced by the overall ruggedness and low maintenance requirements of the MAT units. Our equipment is rated to withstand winds of up to 120 mph, with all mechanical and electrical components located close to ground level. Projected maintenance costs are 50% less than the wind power industry’s average.

Unlimited Potential: The geographic footprint of lower wind speed regions both suitable and profitable for MAT technology is several times greater than that of ‘tall tower wind,’ with its requirement for extremely high wind resources.

Wind Power Business

Mass Megawatts intends to build and operate wind energy power plants and to sell the generated electricity to the power commodity exchange. The Company’s MultiAxis Turbosystem (MAT) technology (multiple patents pending) will establish constantly renewable, clean, cost-competitive wind energy. Based on MAT’s performance, the Company is projected to produce power at a cost of 2.4 per kWh. The Company anticipates being able to sell electricity at a price of $3.00 per megawatt/hour.

If Mass Megawatts chooses to work through power brokers, the Company believes it could potentially sell the environmentally correct “green” power for as much as $6.50 per megawatt/hour.

The Wind Power Product (Multiaxis Turbosystem)

The Mass Megawatts leading product is the MultiAxis Turbosystem (“MAT”), proprietary technology licensed from the Company’s Chief Executive Officer and Chairman, Jonathan C. Ricker.. The license agreement gives Mass Megawatts the territorial right to use the technology in half of the United States of America. The licensed states are Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. The licensor is paid two percent of net sales during the life of the patent of each product. The agreement can be terminated by Mass Megawatts, the licensee, at the end of any annual period by thirty days advance notice to the Licensor.

Wind turbines take advantage of a free, clean, inexhaustible power source to convert wind energy into electricity. Each MAT consists of a rectangular fabricated steel frame 80’ high x 80’ long and 40’wide, elevated 50’ above ground level for improved wind velocity, and secured to footings at ground level. Each frame houses 16 shaft 4-tiered stacks, and onto each stack is mounted 8, 4’ wide x 18’ long blades. Each stack is connected to two generators mounted on the ground level footing. The generators feed to a power collector panel which, in turn, connects to the power grid. Each MAT unit is rated at 360 kWh.

In order to generate large amounts of cost-efficient energy, conventional turbines (airplane propeller style) require massive, and expensive, rotors to turn the huge blades. These blades must be of a diameter sufficient to increase the airflow impacting the blade’s surface area. As the diameter of the blade increases, so too does the cost of other components. Large blades also create structural stress and fatigue problems in the gearbox, tower, and in the yawing system which turns the turbine into the optimal wind direction.

The MAT reduces blade cost by using a geometrically simple, smaller blade which addresses problems associated with vertical axis turbines. Vertical axis turbines suffer from severe structural stress problems caused by the forces of lift which push the blades back and forth causing heavy cyclical loads. As vertical turbines rotate, wind contacts them first from the left side, then from the right. This constant repetitive motion causes fatigue. The popular propeller, or horizontal version, also has horizontal lift stresses, although at a reduced level since the lift forces are not constantly reversing. MAT’s small blade units eliminate the structural fatigue of longer, heavier blades. It also enables MAT to more efficiently gather the mechanical power of the wind and transfers it to the generators for the production of electrical power. This innovation also allows other critical parts of the wind turbine to be repositioned, thus reducing the structural complexity and cost of construction. For example, the heavy generator and shaft speed increasing device, can now be placed at ground level rather than mounted atop the tower. In conventional wind turbine design, the shaft speed increasing device is typically a heavy gearbox which must be sufficiently rugged to withstand the vibrations of the tower caused by the large blades. The combination of vibrations and yaw (the action of turning the turbine into the wind), causes structural stress.

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

MAT’s improved method of delivering electricity will allow wind energy generated power to demand a higher competitive bid price due to the more consistent supply. Other environmental advantages specific to MAT include its noiseless turbines which will ease site permitting, and its high visibility to birds which will prevent them from flying into the rotation area.

Technical Advantages of MAT Technology

Traditionally, wind turbines were supported by a single tower and in many cases with guy wires leading to a multitude of vibration and frequency related problems. The blades of vertical axis turbines were large and therefore limited in their design and the material. For example, aluminum extrusion and fiberglass pultrusion were used in the two most serious commercial applications of vertical axis turbines. Due to the large size of the fiberglass blades, transporting them required a straight shape. The strength was limited for the purpose of being able to bend the blades at the place of installation. In other vertical axis wind technology, the aluminum blades could not form a true aerodynamically optimal shape. The blades had to be made of significant length and the available extrusion equipment for the long length and large profiles are not available for producing a structural and aerodynamic blade at a cost competitive price. The patents of both serious commercial prior applications of vertical axis technology are described in “Vertical Axis Wind Turbine” Patent number 4,449,053 and “Vertical Axis Wind Turbine with Pultruded Blades” in Patent number 5,499,904.

The MAT overcame the size related disadvantages. One such manufacturing advantage of the MAT includes the cost reduction of using smaller components instead of larger and fewer components. Other advantages include more solid blades which help to resolve cyclical stress advantages and inexpensive repair and maintenance with components like the generator, heavy variable speed equipment and gearbox on the ground level while elevating the rotor high above the ground in order to avoid turbulence. The MAT can provide a longer life for the bearings by reducing structural and mechanical stress with its vibration reduction innovations and decentralization of mechanical forces. Another advantage is to provide an improved mean to failure ratio by having many components including 256 blades, 16 shafts, and 16 generators. The MAT is also easier to construct and uses standard off the shelf items which avoids the need of custom made parts with the exception of the mass-produced blades. Several suppliers can supply the blades in order to avoid supplier backlog problems. The MAT enhances structural support by using a tower support system similar to a larger footprint like an oversized lattice tower section. A roof can provide weather protection and additional structural support. Blades can be placed at different positions or angles along the axis for reducing torque ripple. With less vibrations and better weather protection, cheaper material can be utilized in the wind system. The MAT can use cheap wooden and less expensive structural supports that are also easier to construct. An advantage of the roof is to prevent excess wear and tear without the rain and snow falling onto the turbine system. In one noted benefit, the structure could be like a four legged table unlike a one tower support system of other wind turbines. This is similar to the concept behind the lighter but stronger Rolm tower. Therefore, it requires less material for the needed stability. In an additional feature, the MAT could use an off the shelf bushing of concentric sleeves with rubber, polyurethane or other isolator, absorber and /or damper securely bonded between the structure and the moving parts. The object of this bushing would be to isolate or dampen the vibrations of the moving blades from the steel structure. The bushings will be placed between the shaft and bearings. The sleeve structure is designed to take up torsional movements as well as axial and radial loads. The design of avoiding one central blade area allows this “divide and conquer” approach of isolating the vibrations in a cost-effective manner. The belt connection with the generator would isolate vibrations in the electrical area. More importantly, the reduced vibrations and a stronger tower structure should add years to the life of the turbine at a reduced cost.

Renewable Energy (Solar and Wind) Markets

Wind and solar energy are the fastest growing sectors of the world electricity market. Mass Megawatts has identified 140,000 megawatts worth of opportunities to earn more than 20% rate of return on the sale of electricity with investments of wind and solar energy.

A more profitable secondary market is the emerging green premium and community solar markets, Mass Megawatts could receive a selling price of $6.00 or greater per kWh for its clean electricity. Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing with 10 megawatts of wind power devoted to green marketing efforts using photovoltaics.

Although the green market is new, utilities are initiating two approaches to take advantage of the growing public preference for renewable energy. One is offering customers a specific electricity source at a premium. The second approach is giving customers an opportunity to invest in future renewable energy projects.

ENERGY MARKET COMPETITIVE COMPARISON.

According to the Electric Power Research Institute, the past 10 years have seen traditional energy costs increase while solar and wind energy costs have declined. The advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a substantial increase in installed solar and wind energy capacity. As a result, maintenance costs have fallen significantly. Wind and solar energy sources comprise a small percent of the current electricity generating industry. In spite of the stronger financial and organizational resources of the larger conventional gas, oil, and nuclear fuel electric generation companies, the wind and solar industries can substantially increase sales and growth by achieving just a small increase in market share.

The current status in solar and wind energy economics compared with alternate energy sources is shown below. Values are based on lifetime average cost studies including design, construction, and operations.

IMPORTANT NOTE: Actual cost per fuel source are different depending on geographical location and the cost shown are the average cost in the global market in year 2021.

Fuel Source	Cost/kWh		Market Share

Coal	6.0		20%
Nuclear	7.0		20%
Natural Gas	3.5		40%
Petroleum	5.0		1%
Hydroelectric	4.5	*	7%
Wind (pre MAT)	5.5	**	8%
Solar	4.0		2%
Diesel	7 – 40	***	0.5%
Biomass	8		1.5%

at good hydroelectric sites*

in 15 mph average windspeed conditions**

depending on size and location of facility, with smaller more remote locations having higher costs***

Sourcing

The Mass Megawatts is not dependent upon exclusive or unique suppliers. However, certain custom-made items including bearings, solar tracker components and wind power blades will require four to six weeks lead time due to special manufacturing techniques. The Company has identified alternate suppliers if current business relationships cease.

The Company plans to use multiple suppliers, chosen through competitive bidding. The price of materials used is expected to be substantially similar from one vendor to the next due to the availability of raw supplies. The absence of special technologies negates dependence on any one supplier.

Solar Energy and Solar Tracker Industry Analysis

Solar energy projects are either ground mounted or roof mounted, Projects larger than one megawatt capacity are ground mounted and comprise of 75 percent of the market. Ground mount projects can be trackers or fixed tilt. The trackers can be either single axis or dual axis. The vast majority of the tracker used for commercial applications are single axis trackers due to the simplicity of single axis tracker in comparison to dual axis trackers. The growth of the solar tracker market is higher than the overall solar market in general. The solar market is growing as a result of the need to replace fossil fuel and nuclear power plants after their useful life has reached a point of retirement. Furthermore, there is a growing corporate and popular support for the use of clean and renewable energy sources. The acceleration of the application of utility scale battery storage is increasing the opportunities for solar and wind power as a consistent and more reliable energy source.

In the past two years, the solar tracker market is growing at 1.5 times faster than the rate of the overall solar market. The solar tracker market grew at a 35% compound annual growth.

Wind Industry Analysis

According to the U.S. Department of Energy, wind and solar energy are rapidly becoming one of the least expensive and most abundant new sources of electricity with capacity expected to increase and costs decrease over the next two decades. Over the past two decades, the wind and solar energy industries has increasingly studied and improved technology design and operation. Initially, federal research focused on very large utility scale machines each with a capacity potential of 1 to 5 megawatts. Focus continued on larger machines during the 1970’s and 1980’s when many international corporations developed large wind turbines with 200 foot blades. In the 1990’s, smaller wind turbines gained acceptance as the more viable option and the majority of wind turbines at that time were intermediate-sized with 50-500 kWh peak capacity. Most turbines being built today are mature propeller-based designs comprising upwind, horizontal axis 3-blades construction with a multi-megawatt rating. These turbines look like giant fans with thin blades and while they have lent credibility to the wind industry within the investment and developer community, the cost of energy from these turbines may be near the upper limit due to size effectiveness and efficiencies of mass production. The acceptance of these propeller-driven turbines is based on many years of testing and experience but the industry’s ability to develop more efficient innovations utilizing this design is limited and research potential is exhausted. Still, numerous alternative turbines have been developed and include one-blade and two-blade machines, vertical axis design, variable speed designs, direct drive between blades, and generators rather than gearboxes.

The continued evolution of this wind technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Mass Megawatts chooses to seek new horizons beyond current perception and knowledge by developing new technologies that will significantly reduce wind energy costs. As a result, the Company products can be seen as participants in several different industries.

LIST OF TARGETED SEGMENT WITHIN ENERGY INDUSTRY

1)The Conventional Independent Power Producers (IPP)

The largest targeted industry is independent power production. According to the Massachusetts Department of Public Utilities’ publication “Power to Compete” authored by Michael Best of the Center for Industrial Competitiveness, increased capacity over the next several years will result in a $50 billion increase in annual sales if IPP’s can deliver electricity at 4 per kWh. Wind related IPP’s currently produce $200 million in electricity sales per year in the United States at 7 cents per kWh. The impact of deregulation of the electric utilities is expected to present opportunities for wind related IPP’s according to the Massachusetts Technology Collaborative. With current cost of wind power in limited high wind locations at 4.5 per kWh, the cost of large scale investment in wind energy is the same to the consumer as it would be for more conventional energy sources. In other words, combined gas turbines, modern coal technologies, and wind power in limited locations can all earn enough sufficient to encourage investment if and when the retail sale of the electricity produced is 4.5 per kWh.

2)The End of Line Industry

Modular sources of power generation at the end of a utility’s distribution lines include small wind turbines, diesel generators, and photovoltaics. In growing communities, it is more cost effective to add small power-generating facilities such as wind turbines than to provide electric service and as a result, they will pay a premium for electricity rather than incur the higher cost of constructing new power lines and substations for transport. Within the next 10 years, potential exists for construction of wind power plants producing hundreds of megawatts in remote areas of utility distribution lines. In these areas, the price per kWh sold is several times higher than the normal selling price.

3)The Green Industry

In the new era of electric utility restructuring wherein consumers can choose their electricity sources, some are choosing green energy produced from clean and renewable sources such as wind or solar power. These resources are available as a commodity, but the green consumer pays a premium for emission-free energy. The American Wind Energy Association in Washington, D.C. states that recent polls show that more than 5% of the general population are willing to pay more for renewable energy.

4)The Off-Grid Industry

This small industry is for consumers who are not near power lines or who choose not to be connected to the grid. The industry includes wind, solar, wood burning furnaces, and small hydropower turbines. Like the green industry, these consumers have a strong environmental awareness. Although the potential market for off-grid energy is less than 1% of the electricity market, the dollar potential is estimated to be as much as $2 billion.

SOME OF THE LARGEST INDUSTRY PARTICIPANTS

As solar and wind energy technology gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. Although one or more may be successful, the Company believes that its technological advantage and early entry will provide a degree of competitive protection.

The largest U.S. solar company, NextEra Energy , Inc. is valued at more than Exxon. In October of 2020, the stock market valued the company at $900 million more than the value of Exxon.

The Danish firm, Vestas, is the world’s leading producer of wind turbines and a major exporter of turbines to the United States. An innovator in structural and generator advancements, Vestas has been a leader in wind power since the 1980s.

Sun Power is a leader in many innovations of solar power that is diversified in residential, commercial and solar storage.

EcoPlexus, Inc. is a leader of solar professional services that include development, design, engineering, and construction.

Canadian Solar which is well known for its solar panel is a leading utility-scale solar and energy storage developer.

First Solar Inc, is a leader in manufacturing and producing solar panels in the United States in a time when most of the global solar panel manufacturing is located in China.

Siemens Gamesa is a Spanish based wind turbine manufacturing company with total installed wind power capacity of 30,000 MW.

Bergey Windpower produces small turbines, primarily for use where utility grid interconnect lines are not readily available.

As a footnote, recent economic growth in India and China has spurred on wind energy’s high growth rate in those countries. As a result, they are world leaders in the demand for wind turbines.

Distribution Patterns

Distribution begins with identifying energy demand in and near potential power plant sites. Replacement of older or obsolete power plants, as well as growth in the population and the economy, are factors in determining energy demand in identified areas. Assuming a sufficient energy demand, the Company will test potential sites to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. With a successful analysis, the Company will obtain land right and apply for permits to install and operate a wind power generating plant. In the past, zoning and permitting issues have included noise generated by wind farms but MAT’s slower moving blades should help eliminate this issue. The Company will also determine the need for additional transmission lines to deliver to the power grid transmission lines.

Primary Competitors

In addition to the specific entities engaged in the business of wind power technology mentioned above, the Company will also compete with companies producing and selling non-wind energy products that fill the same needs as the Company’s products.

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

Employees

As of January 31, 2021, the Company had no employees. The Company has retained all other members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected. None of the Company’s employees are covered by a collective bargaining agreement.

Research and Development

The Company has not had significant revenues. However, approximately 30% of the proceeds obtained from the sale of its common capital stock has been spent on research and development.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected and you may lose all or part of your investment.

RISK FACTORS

●	New product might not be successful and Uncertainty of Market Acceptance
●	Developing Business presents new obstacles
●	Company not at Mass Production Stage
●	Marketing risk
●	Possible Loss of Entire Investment
●	Intellectual Property Risk
●	Inability to Sell Offering and Need of Additional Financing
●	Stock Market Fluctuation Risk
●	Growth Management Risk
●	Retention of Key Employee Retention Rick and Management Dependence
●	Going Concern Qualifications
●	Limitations in Site Locations
●	Regulatory Risk
●	Supplier Reliance
●	Competition
●	Fluctuation of Conventional Energy Prices
●	Changes in Government Incentives
●	Inability to Obtain Grants
●	Employee Union Activities
●	Product Liability Risk
●	Product Recall Risk
●	Insufficient Warranty Reserves
●	Supplier Ethics Risk
●	Cost of Being Public Risk
●	No Dividend
●	Dilution Risk
●	Penny Stock Risk

Mass Megawatts Wind Power was incorporated in 1997 in Massachusetts. Our principal offices are located Worcester, Massachusetts. Our telephone number is (508) 942-3531. References herein to “Mass Megawatts” “we”, “us”,and “our”, mean Mass Megawatts Wind Power, Inc. unless the context otherwise requires.

RISK FACTORS

Investing in our shares is risky. You should carefully consider the following risks before making an investment decision. The trading price of our shares could decline due to any of these risks, and you could lose all or a part of your investment.

1.	New Product Development

The technological and operational success is the key to the Company’s success. As in the commercial development of any new mechanical product, long-term operation may lead to the discovery of deficiencies in the solar tracker design, MAT design and/or in its manufacturing. For instance, long-term operation might disclose that the loading exceeds design criteria, resulting in materials fatigue failure. Significant developments in technologies, such as advanced fracking, ethanol, improved natural gas, or improvements in competitive solar trackers, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new technologies or to react to improvements with existing technologies, could materially delay our new technologies, which could result in the decreased revenue and reduction of overall market share in both the solar marketplace and larger energy market.

2.	Developing Business Risks

The early stages of any start-up business are subject to many risks. Company success is highly influenced by the normal expenses, problems, complications, and frequent delays associated with a new business. It is likely that Mass Megawatts will continue to require substantial capital in addition to the proceeds of this offering. The ability to raise capital and support growth of its operations is dependent on maintaining suitable profit margins for each investment the Company makes in its solar power technology. Additionally, numerous factors including the nation’s economy, conditions of the capital markets in general, and conditions affecting the solar and wind energy industry may affect Mass Megawatts’ ability to raise capital. There is no assurance that the Company’s products will result in a commercial success.

3.	Company not at Mass Production Stage

Currently no solar tracker prototypes suitable for commercial or mass production have been completed or tested. Fatigue and weather related structural testing has been done on a limited basis with a proof of concept prototype. The future success of the Company is dependent on its ability to manufacture and to deliver the solar trackers on a timely basis at a sustained and acceptable cost. While the assembly capacity could be established without much difficulty, no full scale production is currently implemented. Increasing this assembly capacity might involve uncertainty and risk. Any delay in the financing, design, manufacture and could materially damage our business, financial condition and operating results. New solar technology often experience delays in the design and manufacture. Mass Megawatts experienced significant delays in launching the solar tracker. We initially announced that we would begin delivering at an earlier date, These delays resulted in additional costs and adverse publicity for our business. We may experience similar delays in launching our production, and any such delays could be significant. In addition, final designs for the build out of the planned facilities are still in process, and component procurement and manufacturing plans have not been finalized. We are currently evaluating our suppliers for planned production. However, we may not be able to engage suppliers for the remaining components. In addition, we will also need to do extensive testing to ensure that the Solar Tracker is in compliance with UL 3703 prior to beginning mass production. Our plan to is dependent upon the timely availability of funds. The build out of our manufacturing plans in a timely manner and ability to execute plans are critical.

4.	Market Risk

No utility purchase agreement has been signed at a purchase price that would result a profit. There can be no assurances that the Company’s own marketing efforts will be successful. The Company has not entered into any distribution arrangements. The Company requires significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to meet the expectations of our customers or will become commercially viable. The Company may not able to build the solar trackers to the expectations created by the early prototype. The customers may not accept our solar tracker and our future sales could be adversely affected. In the future, the Company may be required to introduce on a regular basis new and enhanced solar trackers. As technologies change, we will be expected to upgrade or adapt our products and introduce improved versions. We have limited experience simultaneously designing, manufacturing and marketing our product.

5.	Possible Loss of Investment

Prospective investors should be aware that their entire investment could be at risk. Quarterly variations in financial results could cause the market price of the Common Stock to fluctuate substantially. Mass Megawatts’ revenues and earnings are difficult to predict because of the unpredictable timing related to the production goals. In addition, the stock marketing in general could experience wide price and volume fluctuations. There are no assurances that an investment in this company will be profitable.

6.	Intellectual Property

There can be no assurances that patents will issue from any of the pending applications. In addition, with regard to any patent that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company’s technology or that issued patents will not be challenged or invalidated. There is no certainty that we are the first inventor of a new product covered by pending patent applications or the first to file patent applications. We be certain that the pending patent applications of our company or any licensor will result in issuing of patents or that there would be sufficient protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, some foreign countries provide significantly less effective patent protection than in the United States. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications will result in patent issuances. The protection against competitors with similar technology is uncertain. Additionally, patents issued are subject to infringement and potentially be redesigned by others. Competitors may obtain patents that we need to license or design around. The increased costs may have a negative impact on our business.

7.	Risk of Inability to Achieve the Maximum Proceeds in the Amount of the Offering

It will be more difficult for the company to achieve a successful implementation of its business plan if the maximum proceeds made available through this offering cannot be raised. Wind power generating facilities require substantial investments. General economic and capital market conditions may have a negative impact in the Company’s ability to achieve the maximum proceeds amount. If less than the maximum proceeds are sold, the percentage of non-product manufacturing expenses (offering, legal, accounting, and advertising expenses) to the overall use of offering proceeds will be greater than the percentage if the maximum proceeds are sold.

8.	Stock Market Risk

Although, there is some liquidity of the company’s Common Stock on OTC Markets at the current time, there has been no guarantee of a market for our Common Stock and the Investors may not be able to sell their shares after the offering is completed. There is no guarantee of liquidity at any time in the future with the common stock of Mass Megawatts being traded on OTC Markets. There can be no assurance that a significant public market will develop or be sustained after this offering. In addition, there is risk that the offering will not be able to be completed.

9.	Growth Management

Rapid growth could impair the Company’s ability to effectively manage growth. Managing growth requires expanding the employee, operational, and financial bases. Failure to develop efficient construction and manufacturing processes of the solar technology could have a negative impact on the ability to manage growth. Mass Megawatts might not have the ability to execute its forward commitments to manufacture and construct its solar trackers. If we are unable to establish and maintain confidence with business prospects among consumers, then our financial condition and business outlook may suffer. Suppliers and installers will be less likely to invest time and resources in developing business opportunities with Mass Megawatts if they do not have confidence with us. In order to build and maintain our business, we must maintain confidence among customers and suppliers Many factors are largely outside our would likely harm our business and make it more difficult to raise additional funds when needed.

10.	Retention of Key Employees Risk

Our key employees are not bound by any employment agreement. There can be no assurance that we will be able to successfully attract key people necessary to grow our business. A good part of our future success is dependent upon our ability to attract key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business. The Company may in the future experience difficulty in retaining members of our management team. Additionally, we do not have “key person” life insurance policies covering any of our officers or other key employees. There is substantial competition for qualified individuals with the specialized knowledge of solar energy and this competition affects both our ability to retain and hire key employees.

11.	“Going Concern” Qualifications

Our accountants have included an explanatory paragraph in their report on our financial statements regarding our ability to continue as a going concern. During the ordinary course of business, operating losses have incurred each period since inception, resulting in an accumulated deficit and negative cash flows. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Mass Megawatts, ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	Limited Site Locations

Local regulatory, permitting, and zoning constraints may limit, delay, or affect the cost of site development. The visibility of solar energy farms and wind turbines as well as threats to endangered or migratory birds may require wind turbines to not be sited near areas where such species might be threatened. In addition, suitable sites may be located in areas where the availability of solar or wind resource does not coincide with power needs and it may be remote from adequate transmission facilities. In some otherwise favorable sites the energy cost may be low. Some sites might be limited with the high cost of acquiring easements and other land use rights. Site development may be affected by social policy concerns, such as noise and visibility of wind energy systems. The danger to migratory birds and other wildlife may require the site locations to be abandoned or moved to areas where the endangered species might not be threatened. Other site related issues include local regulatory, zoning and permitting constraints which may delay, limit or affect the cost of site development.

13.	Regulations

The electric industry is subject to energy and environmental laws at the federal, state, and local levels. The Public Utility Regulatory Act of 1978 provides qualifying facilities (“QFs”) important exemptions from substantial federal and state legislation, including regulation as public utilities. Loss of QF status by any one of the Company’s projects could cause the Company to become a public utility holding company, thereby causing many of the Company’s other projects to lose their QF status and become subject to regulation as public utilities. The compliance of the regulations may be complicated or difficult. Specialized or legal assistance may be required for the company to carry out its business. Electric generation projects also are subject to federal, state, and local laws and administrative regulations, which govern the geographic location, zoning, land use, and operation of plants and emissions produced by said plants. Recently, modified legislation of the Public Utility Holding Company Act of 1935 (“PURPA”) increases competition by allowing utilities to develop production facilities that don’t qualify as QFs without being subject to regulation under PUHCA.

14.	Suppliers Reliance

Interruption of suppliers operations can delay delivery of components to the company, which could adversely impact the company’s operations. Mass Megawatts purchases components from outside venders and is aware of alternative suppliers for single-sourced items. The Company believes that the loss of any one supplier would have only a short-term impact on its production schedule. In the long term, additional suppliers will be required as production volume increases. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, Mass Megawatts may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of the solar tracker, such as the solar panels, inverters and racking.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages. Mass Megawatts is currently evaluating our suppliers for the planned production solar tracker and we intend to establish suppliers for key components. Changes in business conditions beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. If we experience increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us or that any supplier would allocate sufficient supplies. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays that could materially adversely affect our business. A failure by our suppliers to provide the components necessary to manufacture our solar trackers could prevent us from fulfilling customer orders in a timely fashion which could result in a material adverse effect on our business. In addition, since we have no fixed pricing arrangements with any of our suppliers which could harm our financial condition.

15.	Competition

Fossil fuel-fired plants including gas-fired and petroleum-fueled power plants, are the primary competition of the Company. In addition, the increased use of competitive bidding procedures has made obtaining power purchase agreements with utilities more competitive. Competitive bidding generally has reduced the price utilities pay independent power producers, which, in turn, reduces the profitability of many independent power projects. If solar power and wind power become a more widely accepted technology, large and well-capitalized companies deciding to invest in any of the various wind power technologies, may also increase the competition.

16.	Fluctuation of Conventional Energy Prices

Survival of wind-powered facilities depends on producing electricity at a cost that is competitive with other forms of generation. Low fossil fuel prices, which reduce the cost of electricity generated by fossil fuels, may adversely affect the Company’s ability to generate profits.

17	Changes in Government Incentives

Any reduction or elimination of government incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the solar tracker may result in the reduced competitiveness. Our growth depends in part on the availability of incentives for solar energy. Certain regulations that encourage sales of solar power equipment could be reduced or eliminated, either currently or at any time in the future. For example, while the federal and state governments have from time to time enacted tax credits and other incentives, our competitors have more resources with legislative activities.

18	Inability in Obtaining Grants

Mass Megawatts plans to apply for federal and state incentives including, loans, grants, and tax incentives designed to support renewable energy technologies. We anticipate that in the future there will be new opportunities for us. Our ability to obtain funds or incentives from government sources is subject to the approval of our applications of participating programs. The application process for these incentives will be highly competitive. There is no assurance that the Company will be successful. If there is a lack of success in obtaining any of these additional incentives and we cannot find alternative sources of funding to meet our planned expenditures, our business could be materially adversely affected.

19	Employee Union Activity

None of our employees are currently represented by a labor union, In the future that may change. It could result in higher employee costs and increased potential of work stoppages. As the business grows, there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. Mass Megawatts is neutral as to the formation of unions. We are also directly or indirectly dependent upon companies with unionized work forces, such as suppliers and shipping companies. Those companies may have work stoppages or strikes having a material adverse impact on our business. If a work stoppage occurs, it could delay the manufacture and sale of our solar trackers.

20.	Product Liability Risk

Mass Megawatts may become subject to product liability claims. It could harm our business. A successful product liability claim against us could require us to pay a substantial monetary award and claim could generate substantial negative publicity about any significant lawsuit seeking damages exceeding our coverage may have a material adverse effect on our reputation. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

21.	Product Recall Risk

Any product recall in the future may result in adverse publicity, damage our brand. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business.

22.	Insufficient Warranty Reserves

If our warranty reserves are inadequate to cover future warranty claims on our solar trackers, our business could be negatively impacted. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, the Company has extremely limited operating experience with our solar trackers and little experience with warranty claims and estimating warranty reserves There can be no assurances that our existing warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

23.	Supplier Ethics Risk

Our ethical standards are important to our company. Our suppliers are independent with their own business practices. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products or other disruptions. Legal violations by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical could also attract adverse publicity. If we, or other manufacturers in our industry, encounter these problems in the future, it could harm the industry’s image and our business.

24	Cost of Being Public Risk

As a public company, we will incur significant expenses that we did not incur as a private company, including legal and accounting costs associated with public company reporting and corporate governance. Mass Megawatts is planning to file a Form 10 which will result in complying with rules implemented by the Securities and Exchange Commission. In addition, our management team will also have to adapt to the additional requirements of being a SEC reporting company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs associated with operating as a public company will increase our expenses. Additionally, these requirements will require extra attention of our management. The uncertainty especially among anyone not familiar with the obligations of public companies may cause more difficulty to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

25.	No Dividend

Mass Megawatts has not achieved a profit in its history and there is no guarantee of the company distributing a dividend in the near future. We did not declare any cash distributions or dividends in the past, and we currently do not anticipate paying any cash distributions or dividends in the foreseeable future. Our priority is supporting our operations and to finance the development of our business. Any future determination relating to dividend policy will depend on a number of facts including capital requirements and our financial condition.

26.	Dilution

The proposed public offering price is higher than the average price per share paid by many investors in the Company. Accordingly, new investors in the Company will experience substantial immediate dilution with respect to their investment.

27.	Penny Stock Risk

Shares of Common Stock may be considered a penny stock. Investors may have difficulty with selling the stock due to the reduced pool of investors, an illiquid market, and a low stock price. Our common stock is less than $5 per share and is defined as a penny stock being valued at less than five dollars per share. Penny stocks are considered as risky and speculative. Additionally, Mass Megawatts does not meet financial requirements that avoid being defined as a penny stock such as being registered on an Exchange with a minimum net tangible asset value requirement or minimum required value of revenue over a three-year period. Under Section 15(h) of the Exchange Act, Broker Dealers are required furnish a risk disclosure document with the risk of penny stocks and broker requirement of full disclosure related to rights customers and remedies available with respect of violations by the broker dealers related to penny stock rules and related full disclosure requirements including the potential illiquidity of the penny stock. Brokers are obligated to evaluate each individual investor experience and objectives to determine if penny stock are suitable. The due diligence of the broker dealers may require a higher transaction cost for trades in penny stocks. Violations of the due diligence obligations by broker dealers may result in compensation of financial losses to investors, fines and other penalties.

Note: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this Disclosure Document, potential investors should keep in mind other possible risks that could be important.

ITEM 1A. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Mass Megawatts does not own any real property. The Company has its administrative offices in Shrewsbury, Massachusetts. The Company also has a location in Worcester, Massachusetts for building prototypes and plan to build small units for customers over the short term at the same location until a larger location is needed.

ITEM 3. LEGAL PROCEEDINGS

The Company currently have no legal proceedings to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The Common Stock of the Company is traded on the Over the Counter Market and quoted under the symbol “MMMW”. The following table sets forth, for the fiscal years ended April 30,2022 and April 30,2021, the high and low per share bid prices of the Company’s Common Stock as reported by OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

12 Month Period Ended Aril 30, 2022	High	Low

Quarter ended July 31, 2021	$0.100	$0.045
Quarter ended October 31, 2021	0.075	0.041
Quarter ended January 31, 2022	0.078	0.025
Quarter ended April 30, 2022	0.044	0.026

12 Month Period Ended April 30, 2021	High	Low

Quarter ended July 31, 2020	$0.009	$0.006
Quarter ended October 31, 2020	0.021	0.007
Quarter ended January 31, 2021	0.43	0.015
Quarter ended April 30, 2021	0.30	0.08

Holders

As of July 29, 2022, we had 137,764,579 shares of common stock outstanding, held by 553 stockholders of record.

Dividends

The Mass Megawatts does not anticipate that it will pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earnings in order to help finance the growing operations.

Recent Sales of Unregistered Securities and Regulation A stock

On May 6, 2021, we issued 1,500,000 restricted shares of common stock in exchange for cash proceeds of $30,000.

On June 8, 2021, we issued 300,000 restricted shares of common stock in exchange for cash proceeds of $4,500.

On September 19, 2021, we issued 1,000,000 restricted shares of common stock in exchange for cash proceeds of $20,000.

On October 4, 2021, we issued 200,000 shares of common stock pursuant to the Regulation A Offering qualified on September 22,2021 in exchange for cash proceeds of $10,000.

On November 1, 2021, we issued 1,000,000 restricted shares of common stock in exchange for cash proceeds of $20,000.

On November 3, 2021, we issued 4,300,000 shares of common stock pursuant to the Regulation A Offering qualified on September 22,2021 in exchange for cash proceeds of $215,000.

On November 4, 2021, we issued 500,000 shares of common stock pursuant to the Regulation A Offering qualified on September 22,2021 in exchange for cash proceeds of $25,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

TRANSFER AGENT

Mass Megawatts Wind Power, Inc.’s transfer agent is V Stock Transfer, Inc. with an address of 18 Lafayette Place, Woodmere, New York 11598. The telephone number is (212) 828-8436.

DISCLOSURE OF COMMISSION POSITION OF INDEMNIFICATION FOR THE SECURITIES ACT LIABILITIES

Pursuant to Massachusetts General Laws, the Company has the power to indemnify an officer or director who, in their capacity as such, is made a party to any suit or legal action if such officer or director acted in a manner believed to be in the best interest of the Company. In the case of criminal proceedings, the director or officer is indemnified if there is no reasonable cause to believe that officer’s or director’s conduct was unlawful. Massachusetts law permits a corporation to purchase and maintain liability insurance on behalf of its officers and directors. Presently, the Company does not carry such insurance. Insofar as indemnification for liabilities under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and therefore unenforceable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management, see “Cautionary Statement Regarding Forward-Looking Information”. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended April 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had a working capital deficit of $17,744 as of April 30, 2022. With our current cash on hand and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Year Ended April 30, 2022 Compared to the Year Ended April 30, 2021

Operating Expenses

During the year ended April 30, 2022, our total operating expenses included general and administrative expenses of $285,754 as compared to $284,520 during the year ended April 30, 2021. The increase is primarily associated with increases in professional fees and officer compensation which were offset by decreases in stock based compensation and registration fees.

Liquidity and Capital Resources

As of April 30, 2022, we had cash of $107,864 and we had working capital deficit of $17,744. We have financed our cash requirements from the sale of common stock. During the year ended April 30, 2022, we received $324,500 from the sale of common stock.

Contractual Obligations

As of April 30, 2022, we did not have any material capital commitments.

Significant Accounting Policies

For a discussion of our significant accounting policies please see Note 2 to the audited financial statements included as part of this report. Management determined there were no critical accounting policies.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. Management determined there were no critical accounting estimates.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 1. The Company and Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Mass Megawatts Wind Power, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

To the Board of Directors and Stockholders of

Mass Megawatts Wind Power, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mass Megawatts Wind Power, Inc. (“the Company”) as of April 30, 2022 and the related statements of operations, members’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended April 30, 2022. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and Generally Accepted Audit Standards (GAAS). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

The firm has served this client since June 2022.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

July 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mass Megawatts Wind Power, Inc.

Worcester, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mass Megawatts Wind Power, Inc. (the “Company”) as of April 30, 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

April 5, 2022

Mass Megawatts Wind Power, Inc.

Balance Sheets

	April 30, 2022	April 30, 2021
ASSETS
Current assets:
Cash	$107,864	$70,687
Deposits and other current assets	1,000	1,000
Total current assets	108,864	71,687

Total assets	$108,864	$71,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$99,508	$99,508
Deferred revenue	27,100	27,100
Due to officer	-	1,969
Total current liabilities	126,608	128,577
Total liabilities	126,608	128,577

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 158,000,000 shares authorized, 137,764,579 and 128,964,579 shares issued and outstanding, respectively	8,527,825	8,203,325
Additional paid in capital	1,569	1,569
Accumulated deficit	(8,547,138)	(8,261,784)
Total stockholders’ deficit	(17,744)	(56,890)
Total liabilities and stockholders’ deficit	$108,864	$71,687

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the years ended April 30, 2022 and 2021

	April 30, 2022	April 30, 2021

Operating expenses:
General and administrative	$285,354	$284,520

Total operating expenses	(285,354)	(284,520)

Net loss	$(285,354)	$(284,520)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	134,061,145	81,833,163

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended April 30, 2022 and 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, April 30, 2020	66,657,477	$7,359,682	$1,569	$(7,977,264)	$(616,013)
Common shares issued for cash	9,190,287	230,390	-	-	230,390
Common shares issued for services	2,400,000	121,770	-	-	121,770
Common shares issued for settlement of liabilities	50,716,815	491,483	-	-	491,483
Net loss	-	-	-	(284,520)	(284,520)
Balance, April 30, 2021	128,964,579	8,203,325	1,569	(8,261,784)	(56,890)
Common shares issued for cash	8,800,000	324,500	-	-	324,500
Net loss	-	-	-	(285,354)	(285,354)
Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the years ended April 30, 2022 and 2021

	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(285,354)	$(284,520)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	-	121,770
Loss on settlement of accounts payable	-	1,623
Net change in:
Deposits and other current assets	-	(1,000)
Accounts payable and accrued liabilities	-	282

CASH FLOWS USED IN OPERATING ACTIVITIES	(285,354)	(161,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	1,969
Repayment of advances from officer	(1,969)	-
Proceeds from sale of common shares	324,500	230,390

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	322,531	232,359

NET CHANGE IN CASH	37,177	70,514
Cash, beginning of period	70,687	173
Cash, end of period	$107,864	$70,687

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common shares issued for convertible notes	$-	$489,860

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2022 and 2021

Note 1. Nature of Business

Mass Megawatts Wind Power, Inc. (“Mass Megawatts” or the “Company”), a Massachusetts corporation, was incorporated as Mass Megawatts, Inc. on May 27, 1997. Mass Megawatts, Inc. changed its name in January 2001 to Mass Megawatts Power, Inc. Mass Megawatts Power, Inc. changed its name on February 27, 2002 to Mass Megawatts Wind Power, Inc. Mass Megawatts’ principal line of business is to develop its prototype wind energy production equipment and locate and adapt suitable operating facilities. It intends to build, patent, and operate wind energy generated power plants utilizing proprietary MultiAxis Turbine technology. Mass Megawatts expects to sell the generated electricity to the power commodity exchange on the open market, initially in California. In September 2014, Mass Megawatts introduced a program to develop and market a new solar tracking technology. The corporate headquarters is located in Worcester, Massachusetts.

Note 2. Summary of Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

The basis of accounting applied is United States generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements involved the valuation of common stock and stock based compensation.

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Computer equipment	2-3 years
Machinery and equipment	5 years
Furniture and office equipment	7 years

Repairs and maintenance costs are expensed as incurred.

Contract Liabilities

The Company may at times receive payment at the time a customer places an order. Amounts received for undelivered product or services not yet provided are considered a contract liability and are recorded as deferred revenue. As of April 30, 2022 and 2021, the Company had deferred revenue of $27,100 related to unsatisfied performance obligations

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $69,127 and $17,878 for the year ended April 30, 2022 and 2021, respectively.

Stock-based Compensation

Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended April 30, 2022 and 2021, reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the years ended April 30, 2022 and 2021.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to generate revenue, improve cash flows from operations and seek additional funding through equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

Note 4. Related Party Transactions

As of April 30, 2021, Mass Megawatts owed $1,969 to the Company’s President, which consists of amounts owed on personal credit cards for company expenditure amounts funded by the President directly. During the year ended April 30, 2022, the Company repaid $1,969 of advances.

During the year ended April 30, 2021, the Company issued the President issued 50,716,815 shares of common stock for the settlement of liabilities totaling $489,860 and 300,000 shares of common stock for services valued at $3,000. See Note 5.

Note 5. Equity

2022

The Company has designated for issuance 133,000,000 shares each of common stock with no par value. On May 28, 2021, the Company filed articles of amendment to increase its authorized common shares to 158,000,000 with no par value.

During the year ended April 30, 2022, the Company sold 8,800,000 shares of common stock and received proceeds of $324,500.

2021

The Company has designated for issuance 133,000,000 shares each of common stock with no par value.

During the year ended April 30, 2021, the Company sold 9,190,287 shares of common stock and received proceeds of $230,390.

During the year ended April 30, 2021, the Company issued 2,400,000 shares of common stock for services with a value of $121,770.

During the year ended April 30, 2021, the Company issued 50,716,815 shares of common stock for the settlement of liabilities with a related party totaling $489,860 and recorded a loss on settlement of accounts payable of $1,623.

Note 6. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended April 30, 2022	Year Ended April 30, 2021
Income tax benefit computed at the statutory rate	$60,000	$60,000
Non-deductible expenses	-	(56,000)
Change in valuation allowance	(60,000)	(4,000)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of April 30, 2022	As of April 30, 2021
Deferred income tax assets
Net operating losses	$136,000	$76,000
Valuation allowance	(136,000)	(76,000)
Net deferred income tax assets	$-	$-

The Company has an operating loss carry forward of approximately $645,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 1.01 Entry into a Material Definitive Agreement.

None.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures in Item 1.01 above are incorporated into this Item 2.03 in their entirety by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name:	Age:	Position:

Jonathan Ricker	61	Chairman, Chief Executive Officer
Gary Bedell	65	Chief Operating Officer
Michael A. Cook	61	Project Finance Manager
Thomas M. Dill	53	Consulting Director of Distribution
Gary Bedell	65	Director
Debra Kasputis	58	Director

The following sets forth biographical information about the Company’s directors and executive officers, including periods of service for the Company. The executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified. The Company’s Board of Directors are elected annually by the stock holders of the Company and serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Jonathan Ricker, serves as Chief Executive Officer and Chairman of the Board of Directors.

For the past 20 years, Mr. Ricker has been the Company’s Chairman and Chief Executive Officer. Prior to that time, he was involved in Product development, Strategic Planning, and Market Evaluations in growing businesses. He founded and operated a business consulting service for over 6 years. He also served as Senior Registered Options Principal in the Investment Banking industry for five years, which provided insight into the significant long-term opportunities provided by wind energy. Mr. Ricker has been active in the wind energy research community since 1991. His involvement includes lobbying for the federal renewable energy tax credit in Washington, DC that was passed in 1998. He holds a BS in Business and AD in Accounting from Bentley College.

Gary Bedell, serves as Chief Operating Officer

Mr. Bedell has been Chief Operating Officer for Mass Megawatts since 2014. He has been a Director of Mass Megawatts since 2008. Mr. Bedell is currently is a sole proprietor of an electronic and mechanical engineering consulting company ( GB Mechanical) since 2011. He has over 23 years of experience in electrical and engineering management with several years of technical experience including structural, mechanical, and computer engineering related work. Mr. Bedell has been involved with the planning and construction of projects requiring factory automation, production line planning and other process engineering related activities.

Michael A. Cook, serves as a consultant and Project Finance advisor for the Company on a part time basis.

Mr. Cook has been a consultant for Mass Megawatts Wind Power, Inc. on an as needed basis since year 1999. He has been retired since 2015 and has his own consulting business (Nacelle Protection Technologies) related to product safety technology since 2013. He has over 25 years of experience in financial risk mitigation and management including a 15 year involvement with wind energy. He understands the challenges of renewable Technologies being experimental and lacking sufficient historical long life data of traditional energy projects. His first wind energy financial risk package was underwritten by Continental Insurance Company in 1984. Mike has been developing structured financial risk mitigation programs that give added assurance of debt repayment to project lenders involved in new energy technology. Mr. Cook gained his experience in new project finance risk mitigation during his 10 year post as the Pacific Regional Manager of Special Risk Property and Machinery Department of the Continental Insurance Company. Mike managed a staff, which included professional division managers and 5 satellite offices. He also served 3 years as an Executive Underwriter at the Special Risk Facilities/Energy Technical Department of the CIGNA Corporation. Mike was involved in the development of financial risk mitigation methods for new projects for several energy companies including Ormat, Mission Energy, TOSCO, PG&E, SMUD, Colorado Public Service, LUZ Solar, and many wind projects. Mike’s tools for mitigating risk include Special Financial risk programs which may include financial guarantees, political risk coverage, physical risk protection and even weather risk insurance coverage including the lack of good wind. With proper documentation generated by project due diligence and local public data, financial guarantees of the course of nature are available.

Thomas M. Dill serves as Consulting Director of Distribution for the company.

Mr. Dill has a consultant for Mass Megawatts Wind Power, Inc. since year 2000. He has also been President of Tom Dill consulting since 2016. He has over 25 years of Manufacturing, Industrial Engineering, and Facilities Management experience. Most recently, he was the Director of Real Estate and Facilities for MKE-Quantum Corporation responsible for three facilities with operations in the US and Indonesia. Prior to MKEQC, Mr. Dill spent nine years as Director of Real Estate and Corporate Planning for two high-tech companies. He worked as an industrial engineering manager in the semiconductor industry. His project management responsibilities included construction of a $20 million class 1, clean room facility for semiconductor manufacturing, a $35 million office building expansion, and a $6 million loading dock and chemical storage facility. Mr. Dill is a licensed Massachusetts Construction Supervisor. He holds a BS in Business Administration from Boston University.

DIRECTORS

There are presently three Directors of the Company, two are inside directors, and one is considered an independent director. Jonathan Ricker and Gary Bedell are inside directors. Debra Kasputis is an independent director. Gary Bedell is the Company’s Chief Operating Officer and resides in Worcester, Ma (See Executive Officers) Debra Kasputis is a business consultant and resides in Southbridge, MA

Ms. Kasputis has been a Director of Mass Megawatts Wind Power, Inc. since 2008. She is currently a management consultant for food services businesses with her own self-employed business (D K and Company ) since 2020. Between 2011 and early 2020, she was employed at Southbridge Food Distribution Services as an administrator. She has over twenty years of experience of administrative oversight for the operational side of small businesses. Her experience toward overseeing field operations is important to avoid cost overruns which are more challenging than production procedures inside a manufacturing facility. The ability to have a more defined cost at the location of the units being constructed is a challenge and cannot be entirely avoided. The control of a cost per unit in a defined factory procedure can be achieved easier. It is important to avoid increased uncertainty of construction cost overruns at the construction sites by having more of the production procedure in a defined production facility before any nearly completed product is brought to the construction site.

Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts resides in Shrewsbury, MA (See Executive Officers.)

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors ) discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between our sole officer and any other person, including our sole director, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of other issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary,100 Boston Turnpike, Suite J9B#290, Shrewsbury, MA 01545 , who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink maintained by OTC Markets. The OTC Market does not require us to have independent members of our Board of Directors..

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics and a Code of Conduct. The Code of Ethics and a Code of Conduct applies to all officers, directors and employees and includes compliance and reporting requirements, and procedures for conflicts of interest.

We intend to disclose any amendments or future amendments to our Code of Ethics and a Code of Conduct and any waivers with respect to our Code of Ethics and a Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our corporate website within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics and a Code of Conduct to any such officers or employees to date.

Board of Directors Meetings

During the year ending April 30, 2022, the Board held no formal meetings, but did take several actions via consents to action without meetings.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions.

Compensation Recovery and Clawback Policies

Other than legal requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we currently do not have any policies in place in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. Under the Sarbanes-Oxley Act, our CEO and CFO may be subject to clawbacks in the event of a restatement. Thus, the Board has not deemed any additional recoupment policies to be necessary. We will continue to monitor regulations and trends in this area.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company does not have a profit sharing or incentive plan. During the years ended April 30, 2022 and 2021, the Company paid the Chief Executive Officer $60,000 and $15,000, respectively. None of the executive officers or directors received compensation during the years ended April 30, 2022 and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 30,2022, relating to the beneficial ownership of the common stock by all persons known by the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company. No director, director nominee or executive officer other than Mr. Ricker owns any shares of the common capital stock. There were 137,764,579 shares issued and outstanding as of April 30,2022.

Title of Class	Name and Address	Amount and Nature
Percent of Class	Of Beneficial Owner	of Ownership

Common Stock	Jonathan Ricker	51,902,635
37.7%
	100 Boston Turnpike
	Shrewsbury, MA 01545

Common Stock	All officers and directors as	51,902,635

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

Mass Megawatts does not have Preferred Stock, Convertible Securities, rights to exchange into shares of Common Stock, Options, Warrants, Debt Securities, or Equity Compensation Plans at the current time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the Chief Executive Officer and its largest shareholder, there have been no transactions between the Company and any shareholder owning greater than 5% of the Company’s outstanding shares, executive officer, director, nominee for officer or director, or any of the above referenced individual’s immediate family. There are presently three Directors of the Company, two are inside directors, and one is an outside director.

The largest shareholder and CEO had made several advances to the Company over the years to assist with its financial obligations.

As of April 30, 2021, Mass Megawatts owed $1,969 to Jonathan Ricker, the Company’s President, which consists of amounts owed on personal credit cards for company expenditure amounts funded by the President directly. The amount was repaid in cash during the fiscal year ended April 30, 2022. The Company does not owe money or have any debts with Jonathan Ricker as of April 30,2022.

During the year ended April 30, 2021, the Company issued 50,716,815 shares of common stock for the settlement of liabilities totaling $489,860.

The Company does not have a standing nominating, compensation, or audit committee. Our Board of Directors performs the functions of these committees. We do not believe that our Board of Directors needs to appoint such committees because the low volume of matters that come before our Board of Directors permits the directors to give sufficient time and attention to such matters. Additionally, we are not required to have such committees since our Company and the Company’s stock is not listed on a national securities exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is L&L CPAs PCAOB Auditor ID #000, LP.

Our sole director approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, L&L CPAs, LP and MaloneBailey, LLP, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended April 30, 2022 and 2021, were:

	2022	2021
MaloneBailey, LLP	$-	$51,000
L&L CPAs, LP	$10,000	-

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by L&L CPAs, LP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining L&L CPAs, LP ‘s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT INDEX

SEC Reference Number	Title of Document
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASS MEGWATTS WIND POWER, INC.

Date: July 29, 2022	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Jonathan C. Ricker	Chief Executive Officer and President	July 29, 2022
	Jonathan C. Ricker	(Principal Executive Officer and Principal Financial/ Accounting Officer) and Sole Director

