Form 10-Q
period 2022-07-31
MASS MEGAWATTS WIND POWER INC
filed 2022-09-09
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 000-32465

Mass Megawatts Wind Power, Inc.

(Name of registrant as specified in its charter)

Massachusetts	04-3402789
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

100 Boston Turnpike, Ste J9B#290 Shrewsbury, MA	01545
(Address of principal executive offices	(Zip Code)

508-942-3531

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, no par value, as of September 9, 2022, was 137,764,579.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	New product might not be successful and Uncertainty of Market Acceptance
●	Developing Business presents new obstacles
●	Company not at Mass Production Stage
●	Marketing risk
●	Possible Loss of Entire Investment
●	Intellectual Property Risk
●	Inability to Sell Offering and Need of Additional Financing
●	Stock Market Fluctuation Risk
●	Growth Management Risk
●	Retention of Key Employee Retention Rick and Management Dependence
●	Going Concern Qualifications
●	Limitations in Site Locations
●	Regulatory Risk
●	Supplier Reliance
●	Competition
●	Fluctuation of Conventional Energy Prices
●	Changes in Government Incentives
●	Inability to Obtain Grants
●	Employee Union Activities
●	Product Liability Risk
●	Product Recall Risk
●	Insufficient Warranty Reserves
●	Supplier Ethics Risk
●	Cost of Being Public Risk
●	No Dividend
●	Other risk factors included under “Risk Factors” below.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mass Megawatts Wind Power, Inc.

Balance Sheets

(Unaudited)

	July 31, 2022	April 30, 2022

ASSETS
Current assets:
Cash	$27,339	$107,864
Deposits and other current assets	1,000	1,000
Total current assets	28,339	108,864

Total assets	$28,339	$108,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$110,825	$99,508
Deferred revenue	27,100	27,100
Total current liabilities	137,925	126,608
Total liabilities	137,925	126,608

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 158,000,000 shares authorized, 137,764,579 shares issued and outstanding	8,527,825	8,527,825
Additional paid in capital	1,569	1,569
Accumulated deficit	(8,638,980)	(8,547,138)
Total stockholders’ deficit	(109,586)	(17,744)
Total liabilities and stockholders’ deficit	$28,339	$108,864

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the three months ended July 31, 2022 and 2021

(Unaudited)

	July 31, 2022	July 31, 2021

Operating expenses:
General and administrative	$91,842	$65,990

Total operating expenses	(91,842)	(65,990)

Net loss	$(91,842)	$(65,990)

Loss per share - basic	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	137,764,579	130,556,887
Weighted average shares outstanding - diluted	137,764,579	130,556,887

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the three months ended July 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)

Net loss	-	-	-	(91,842)	(91,842)

Balance, July 31, 2022	137,764,579	$8,527,825	$1,569	$(8,638,980)	$(109,586)

Balance, April 30, 2021	128,964,579	$8,203,325	$1,569	$(8,261,784)	$(56,890)

Common shares for cash	1,800,000	34,500	-	-	34,500

Net loss	-	-	-	(65,990)	(65,990)

Balance, July 31, 2021	130,764,579	$8,237,825	$1,569	$(8,327,774)	$(88,380)

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the three months ended July 31, 2022 and 2021

(Unaudited)

	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,842)	$(65,990)
Net change in:
Due to stockholder	-	5,000
Accounts payable and accrued liabilities	11,317	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(80,525)	(60,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	-	34,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	34,500

NET CHANGE IN CASH	(80,525)	(26,490)
Cash, beginning of period	107,864	70,687
Cash, end of period	$27,339	$44,197

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Notes to the Financial Statements

(Unaudited)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Mass Megawatts have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2022 filing. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2022, have been omitted.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $28,171 and $10,351 for the three months ended July 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2022, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

During the three months ended July 31, 2022 and 2021, the Company paid the President $20,000 and $15,000, respectively, for services.

Note 5. Subsequent Events

On August 25, 2022, the Company sold 500,000 shares of common stock and received proceeds of $5,000. On the same, entered into a subscription agreement to issue 100,000 shares of common stock for services with a value of $1,000. As of the date of this filing, the shares have not been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on July 29, 2022 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Mass Megawatts Wind Power” refer specifically to Mass Megawatts Wind Power, Inc..

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is http://www.massmegawatts.com/. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three months ended July 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 100 Boston Turnpike, Ste J9B#290 Shrewsbury, MA, and our telephone number is (508) 942-3531.

Summary of Business

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

Plan of Operations

We had a working capital deficit of $109,586 as of July 31, 2022. With our current cash on hand and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

We had operating expenses consisting solely of general and administrative expenses of $91,842 for the three months ended July 31, 2022, compared to operating expenses consisting solely of general and administrative expenses of $65,990 for the three months ended July 31, 2021. Operating expenses increased by $25,852 or 39% from the prior period mainly due to increase in professional fees which were offset by a decrease in filings fees.

We had net loss of $91,842 for the three months ended July 31, 2022, compared to a net loss of $65,990 for the three months ended July 31, 2021, an increase in net loss of $25,852 or 39%, due to the increase in general and administrative expenses.

Liquidity and Capital Resources

We had total assets of $28,339 as of July 31, 2022, consisting of total current assets of $28,339, which included cash of $27,339, deposit of $1,000.

We had total liabilities of $137,925 as of July 31, 2022, which included current liabilities of $137,925, including accounts payable and accrued liabilities of $110,825 and deferred revenue of $27,100.

We had a working capital deficit of $109,586 as of July 31, 2022, compared to a working capital deficit of $17,744 as of April 30, 2022.

We had $80,525 of net cash used in operating activities for the three months ended July 31, 2022, as compared to $60,990 of net cash provided by operating activities for the three months ended July 31, 2021.

We had no cash provided by financing activities for the three months ended July 31, 2022, as compared to $34,500 of cash provided by financing activities for the three months ended July 30, 2021, which were due to proceeds from sale of common shares.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2021 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide the Company’s Principal Executive Officer and Principal Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 8. Commitments and Contingencies”.

The Company currently has no legal proceedings to which the Company is a party to or to which its property is subject to, and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS MEGWATTS WIND POWER, INC.

Date: September 9, 2022	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

