Form 10-Q
period 2022-10-31
MASS MEGAWATTS WIND POWER INC
filed 2022-12-02
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of the registrant’s common stock, no par value, as of December 2, 2022, was 144,214,579.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mass Megawatts Wind Power, Inc.

Balance Sheets

(Unaudited)

	October 31, 2022	April 30, 2022

ASSETS
Current assets:
Cash	$11,776	$107,864
Deposits and other current assets	1,000	1,000
Total current assets	12,776	108,864

Total assets	$12,776	$108,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$103,603	$99,508
Deferred revenue	27,100	27,100
Advances - related party	1,994	-
Total current liabilities	132,697	126,608
Total liabilities	132,697	126,608

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 160,000,000 shares authorized, 143,464,579 and 138,364,579 shares issued and outstanding, respectively	8,574,975	8,527,825
Additional paid in capital	1,569	1,569
Accumulated deficit	(8,696,465)	(8,547,138)
Total stockholders’ deficit	(119,921)	(17,744)
Total liabilities and stockholders’ deficit	$12,776	$108,864

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the three and six months ended October 31, 2022 and 2021

(Unaudited)

	Three months ended		Six months ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Operating expenses:
General and administrative	$57,485	$48,089	$149,327	$114,079

Total operating expenses	(57,485)	(48,089)	(149,327)	(114,079)

Net loss	$(57,485)	$(48,089)	$(149,327)	$(114,079)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	139,920,623	131,285,458	138,836,710	130,920,317
Weighted average shares outstanding - diluted	139,920,623	131,285,458	138,836,710	130,920,317

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the six months ended October 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)

Net loss	-	-	-	(91,842)	(91,842)

Balance, July 31, 2022	137,764,579	8,527,825	1,569	(8,638,980)	(109,586)

Common shares for cash	5,600,000	44,250	-	-	44,250

Common shares for services	100,000	2,900	-	-	2,900

Net loss	-	-	-	(57,485)	(57,485)

Balance, October 31, 2022	143,464,579	$8,574,975	$1,569	$(8,696,465)	$(119,921)

Balance, April 30, 2021	128,964,579	$8,203,325	$1,569	$(8,261,784)	$(56,890)

Common shares for cash	1,800,000	34,500	-	-	34,500

Net loss	-	-	-	(65,990)	(65,990)

Balance, July 31, 2021	130,764,579	8,237,825	1,569	(8,327,774)	(88,380)

Common shares for cash	1,200,000	30,000	-	-	30,000

Net loss	-	-	-	(48,089)	(48,089)

Balance, October 31, 2021	131,964,579	$8,267,825	$1,569	$(8,375,863)	$(106,469)

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the six months ended October 31, 2022 and 2021

(Unaudited)

	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,327)	$(114,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,900	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,095	(9,863)
Advances - related party	1,994	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(140,338)	(123,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	44,250	64,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44,250	64,500

NET CHANGE IN CASH	(96,088)	(59,442)
Cash, beginning of period	107,864	70,687
Cash, end of period	$11,776	$11,245

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Mass Megawatts have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2022 filing. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2022, have been omitted.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $53,186 and $23,817 for the six months ended October 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2022, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

During the six months ended October 31, 2022 and 2021, the Company paid the President $27,500 and $30,000, respectively, for services. In addition, the President of the Company paid $1,994 of expenses on the Company’s behalf.

Note 5. Equity

On October 20, 2022, the Company filed articles of amendment to increase its authorized common shares to 160,000,000 with no par value.

During the six months ended October 31, 2022, the Company sold 5,600,000 shares of common stock and received proceeds of $44,250.

During the six months ended October 31, 2022, the Company issued 100,000 shares of common stock for services with a value of $2,900.

Note 6. Subsequent Events

On November 11, 2022, the Company sold 750,000 shares of common stock and received proceeds of $4,875.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Mass Megawatts Wind Power” refer specifically to Mass Megawatts Wind Power, Inc.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended October 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

We had a working capital deficit of $119,921 as of October 31, 2022. With our current cash on hand and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

We had operating expenses consisting solely of general and administrative expenses of $57,485 for the three months ended October 31, 2022, compared to operating expenses consisting solely of general and administrative expenses of $48,089 for the three months ended October 31, 2021. Operating expenses increased by $9,396 or 20% from the prior period mainly due to increase in professional fees which were offset by a decrease in filings fees.

We had net loss of $57,485 for the three months ended October 31, 2022, compared to a net loss of $48,089 for the three months ended October 31, 2021, an increase in net loss of $9,396 or 20%, due to the increase in general and administrative expenses.

For the Six Months Ended October 31, 2022 Compared to the Six Months Ended October 31, 2021

We had operating expenses consisting solely of general and administrative expenses of $149,327 for the six months ended October 31, 2022, compared to operating expenses consisting solely of general and administrative expenses of $114,079 for the six months ended October 31, 2021. Operating expenses increased by $35,248 or 31% from the prior period mainly due to increase in professional fees which were offset by a decrease in filings fees.

We had net loss of $149,327 for the six months ended October 31, 2022, compared to a net loss of $114,079 for the six months ended October 31, 2021, an increase in net loss of $35,248 or 31%, due to the increase in general and administrative expenses.

Liquidity and Capital Resources

We had total assets of $12,776 as of October 31, 2022, consisting of total current assets of $12,776, which included cash of $11,776, deposit of $1,000.

We had total liabilities of $132,697 as of October 31, 2022, which included current liabilities of $132,697, including accounts payable and accrued liabilities of $103,603, deferred revenue of $27,100 and advances from related party of $1,994.

We had a working capital deficit of $119,921 as of October 31, 2022, compared to a working capital deficit of $17,744 as of April 30, 2022.

We had $140,338 of net cash used in operating activities for the six months ended October 31, 2022, as compared to $123,942 of net cash provided by operating activities for the six months ended October 31, 2021.

We had $44,250 of cash provided by financing activities for the six months ended October 31, 2022, as compared to $64,500 of cash provided by financing activities for the six months ended October 31, 2021, which were due to proceeds from sale of common shares.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Financial Statements in Part II, Item 8, of the 2021 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Financial Statements in “Note 8. Commitments and Contingencies”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2022, the Company sold 5,600,000 shares of common stock and received proceeds of $44,250.

During the six months ended October 31,2022, the Company issued 100,000 shares of common stock for services with a value of $2,900.

These shares of our common stock were issued pursuant to the exemptions from registration under the Securities Act afforded by Section 4(a)(2) thereof and the rules and regulations thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS MEGWATTS WIND POWER, INC.

Date: December 2, 2022	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

