Form 10-Q
period 2023-01-31
MASS MEGAWATTS WIND POWER INC
filed 2023-03-02
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

The number of shares outstanding of the registrant’s common stock, no par value, as of March 1, 2023, was 149,489,579.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mass Megawatts Wind Power, Inc.

Balance Sheets

(Unaudited)

	January 31, 2023	April 30, 2022

ASSETS
Current assets:
Cash	$10,376	$107,864
Deposits and other current assets	1,000	1,000
Total current assets	11,376	108,864

Total assets	$11,376	$108,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$110,030	$99,508
Deferred revenue	27,100	27,100
Advances - related party	1,994	-
Total current liabilities	139,124	126,608
Total liabilities	139,124	126,608

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 160,000,000 shares authorized, 149,139,579 and 137,764,579 shares issued and outstanding, respectively	8,605,563	8,527,825
Additional paid in capital	1,569	1,569
Accumulated deficit	(8,734,880)	(8,547,138)
Total stockholders’ deficit	(127,748)	(17,744)
Total liabilities and stockholders’ deficit	$11,376	$108,864

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the three and nine months ended January 31, 2023 and 2022

(Unaudited)

	Three months ended		Nine months ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Operating expenses:
General and administrative	$38,415	$79,229	$187,742	$193,308

Total operating expenses	(38,415)	(79,229)	(187,742)	(193,308)

Net loss	$(38,415)	$(79,229)	$(187,742)	$(193,308)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	145,214,304	137,218,425	140,963,943	133,008,215
Weighted average shares outstanding - diluted	145,214,304	137,218,425	140,963,943	133,008,215

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the nine months ended January 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)
Net loss	-	-	-	(91,842)	(91,842)
Balance, July 31, 2022	137,764,579	8,527,825	1,569	(8,638,980)	(109,586)
Common shares for cash	5,600,000	44,250	-	-	44,250
Common shares for services	100,000	2,900	-	-	2,900
Net loss	-	-	-	(57,485)	(57,485)
Balance, October 31, 2022	143,464,579	8,574,975	1,569	(8,696,465)	(119,921)
Common shares for cash	5,675,000	30,588	-	-	30,588
Net loss	-	-	-	(38,415)	(38,415)
Balance, January 31, 2023	149,139,579	$8,605,563	$1,569	$(8,734,880)	$(127,748)

Balance, April 30, 2021	128,964,579	$8,203,325	$1,569	$(8,261,784)	$(56,890)
Common shares for cash	1,800,000	34,500	-	-	34,500
Net loss	-	-	-	(65,990)	(65,990)
Balance, July 31, 2021	130,764,579	8,237,825	1,569	(8,327,774)	(88,380)
Common shares for cash	1,200,000	30,000	-	-	30,000
Net loss	-	-	-	(48,089)	(48,089)
Balance, October 31, 2021	131,964,579	8,267,825	1,569	(8,375,863)	(106,469)
Common shares for cash	5,800,000	260,000	-	-	260,000
Net loss	-	-	-	(79,229)	(79,229)
Balance, January 31, 2022	137,764,579	$8,527,825	$1,569	$(8,455,092)	$74,302

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the nine months ended January 31, 2023 and 2022

(Unaudited)

	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(187,742)	$(193,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,900	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,522	2,735
Advances - related party	1,994	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(172,326)	(190,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	74,838	324,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	74,838	324,500

NET CHANGE IN CASH	(97,488)	133,927
Cash, beginning of period	107,864	70,687
Cash, end of period	$10,376	$204,614

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $65,005 and $46,298 for the nine months ended January 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

During the nine months ended January 31, 2023 and 2022, the Company paid the President $38,750 and $40,000, respectively, for services. In addition, the President of the Company paid $1,994 of expenses on the Company’s behalf.

Note 5. Equity

On October 20, 2022, the Company filed articles of amendment to increase its authorized common shares to 160,000,000 with no par value.

During the nine months ended January 31, 2023, the Company sold 11,275,000 shares of common stock and received proceeds of $74,838.

During the nine months ended January 31, 2023, the Company issued 100,000 shares of common stock for services with a value of $2,900.

Note 6. Subsequent Events

On February 21, 2023, the Company sold 350,000 shares of common stock and received proceeds of $2,100.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended January 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

We had a working capital deficit of $127,748 as of January 31, 2023. With our current cash on hand and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

We had operating expenses consisting solely of general and administrative expenses of $38,415 for the three months ended January 31, 2023, compared to operating expenses consisting solely of general and administrative expenses of $79,229 for the three months ended January 31, 2022. Operating expenses decreased by $40,814 or 52% from the prior period mainly due to decrease in professional fees and marketing expenses.

We had net loss of $38,415 for the three months ended January 31, 2023, compared to a net loss of $79,229 for the three months ended January 31, 2022, a decrease in net loss of $40,814 or 52%, due to the decrease in general and administrative expenses.

For the Nine Months Ended January 31, 2023 Compared to the Nine Months Ended January 31, 2022

We had operating expenses consisting solely of general and administrative expenses of $187,742 for the nine months ended January 31, 2023, compared to operating expenses consisting solely of general and administrative expenses of $193,308 for the nine months ended January 31, 2022. Operating expenses decreased by $5,566 or 3% from the prior period.

We had net loss of $187,742 for the nine months ended January 31, 2023, compared to a net loss of $193,308 for the nine months ended January 31, 2022, a decrease in net loss of $5,566 or 3%, due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

We had total assets of $11,376 as of January 31, 2023, consisting of total current assets of $11,376, which included cash of $10,376, deposit of $1,000.

We had total liabilities of $139,124 as of January 31, 2023, which included current liabilities of $139,124, including accounts payable and accrued liabilities of $110,030, deferred revenue of $27,100 and advances from related party of $1,994.

We had a working capital deficit of $127,748 as of January 31, 2023, compared to a working capital deficit of $17,744 as of April 30, 2022.

We had $172,326 of net cash used in operating activities for the nine months ended January 31, 2023, as compared to $190,573 of net cash provided by operating activities for the nine months ended January 31, 2022.

We had $74,838 of cash provided by financing activities for the nine months ended January 31, 2023, as compared to $324,500 of cash provided by financing activities for the nine months ended January 31, 2022, which were due to proceeds from sale of common shares.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Financial Statements in Part II, Item 8, of the April 30, 2022 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 7, 2022, the Company sold 325,000 shares of common stock and received proceeds of $2,113.

On December 21, 2022, the Company sold 600,000 shares of common stock and received proceeds of $3,600.

On January 3, 2023, the Company sold 2,000,000 shares of common stock and received proceeds of $10,000.

On January 31, 2023, the Company sold 2,000,000 shares of common stock and received proceeds of $10,000.

On February 21, 2023, the Company sold 350,000 shares of common stock and received proceeds of $2,100.

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

MASS MEGWATTS WIND POWER, INC.

Date: March 2, 2023	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

