Form 10-K
period 2023-04-30
MASS MEGAWATTS WIND POWER INC
filed 2023-07-25
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,144,517.

As of July 25, 2023, there were 152,289,579 shares of common stock issued and outstanding.

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

The patent-pending, STS technology is designed to automatically adjust the position of solar panels to receive an optimal level of direct sunlight throughout the day. Unlike other solar tracking technologies, the Mass Megawatts STS utilizes a low-cost structure that adds stability to the overall system while improving energy production levels.

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

SOLAR TRACKER TECHNICAL DESCRIPTION

The tracker uses a cable and sheave system to move a platform of solar panels to follow the sun throughout the day in order for the panels to directly face the sun for maximum output. It comprises a motor that would act similar to moving the tracker with moving rope or belt in order to correctly position the solar tracker to face the sun. Walls on both sides of the platform are part of the means to reduce static loading in high wind events. A spring loaded universal joint can be connected between the wall and motor and belt system. The sheave is braked or stopped moving when the pulled cable holds the sheave against the wall during high wind. The purpose of the side braking means using a spring to allow the platform to hit the wall and shut off power and at the same time hold or break the wire in order to reduce dramatically or even eliminate static loading on the platform. The gear belt connected to the sheave would not move and therefore avoid excessive static loading from the high wind on the actuator. The low amount of both dynamic loading and static loading from this pivot, cable and wire solar tracker system would reduce the need for additional or more powerful actuators in a major way and at the same time avoid the damage from the wind, weather elements, and actuator side movement damage which is eliminated with this invention.

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

The Wind Power Product (Multiaxis Turbosystem)

The Mass Megawatts leading product is the MultiAxis Turbosystem (“MAT”), proprietary technology licensed from the Company’s Chief Executive Officer and Chairman, Jonathan C. Ricker. The license agreement gives Mass Megawatts the territorial right to use the technology in half of the United States of America. The licensed states are Massachusetts, New York, New Jersey, Pennsylvania, California, Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Vermont, Washington, and Wisconsin. The licensor is paid two percent of net sales during the life of the patent of each product. The agreement can be terminated by Mass Megawatts, the licensee, at the end of any annual period by thirty days advance notice to the Licensor.

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

IMPORTANT NOTE: Actual cost per fuel source is different depending on geographical location and the cost shown are the average cost in the global market in year 2022.

Fuel Source	¢ / kWh		Market Share

Coal	6.0		20%
Nuclear	7.0		20%
Natural Gas	4.5		40%
Petroleum	5.0		1%
Hydroelectric	4.5	*	7%
Wind (pre MAT)	5.5	**	8%
Solar	3.5		2%
Diesel	7 – 40	***	0.5%
Biomass	8		1.5%

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

The largest U.S. solar company, NextEra Energy, Inc. is valued at more than Exxon. In October of 2020, the stock market valued the company at $900 million more than the value of Exxon.

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

Employees

As of April 30, 2023, the Company had no employees. The Company has retained all members of the management team as consultants. The Company believes its employee relations to be good and no significant changes in the number of employees are expected. None of the Company’s employees are covered by a collective bargaining agreement.

Research and Development

The Company has no revenues. However, approximately 30% of the proceeds obtained from the sale of its common capital stock has been spent on research and development.

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

Mass Megawatts Wind Power was incorporated in 1997 in Massachusetts. Our principal offices are located Worcester, Massachusetts. Our telephone number is (508) 942-3531. References herein to “Mass Megawatts” “we”, “us”, and “our”, mean Mass Megawatts Wind Power, Inc. unless the context otherwise requires.

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

Our accountants have included an explanatory paragraph in their report on our financial statements regarding our ability to continue as a going concern. During the ordinary course of business, operating losses have incurred each period since inception, resulting in an accumulated deficit and negative cash flows. In addition, the Company has a history of negative working capital. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Mass Megawatts, ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The Common Stock of the Company is traded on the Over the Counter Market and quoted under the symbol “MMMW”. The following table sets forth, for the fiscal years ended April 30,2023 and April 30,2022, the high and low per share bid prices of the Company’s Common Stock as reported by OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

12 Month Period Ended Aril 30, 2023	High	Low

Quarter ended July 31, 2022	$0.047	$0.018
Quarter ended October 31, 2022	0.036	0.011
Quarter ended January 31, 2023	0.025	0.010
Quarter ended April 30, 2023	0.018	0.010

12 Month Period Ended April 30, 2022	High	Low

Quarter ended July 31, 2021	$0.100	$0.045
Quarter ended October 31, 2021	0.075	0.041
Quarter ended January 31, 2022	0.078	0.025
Quarter ended April 30, 2022	0.044	0.026

Holders

As of July 25, 2023, we had 152,289,579 shares of common stock outstanding, held by 553 stockholders of record.

Dividends

Mass Megawatts does not anticipate that it will pay cash dividends or distributions in the foreseeable future. In the past, Mass Megawatts had never declared any cash dividends or made any distributions. The Company plans to retain its earnings in order to help finance the growing operations.

Recent Sales of Unregistered Securities and Regulation A stock

On February 21, 2023, we issued 350,000 shares of common stock in exchange for cash proceeds of $2,100.

On March 16, 2023, we issued 600,000 shares of common stock in exchange for cash proceeds of $3,000.

On April 5, 2023, we issued 700,000 shares of common stock in exchange for cash proceeds of $4,200.

On April 7, 2023, we issued 700,000 shares of common stock in exchange for cash proceeds of $3,000.

On April 20, 2023, we issued 1,000,000 shares of common stock in exchange for cash proceeds of $5,000.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended April 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had a working capital deficit of $269,880 as of April 30, 2023. With our current cash on hand and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may, however, require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Year Ended April 30, 2023 Compared to the Year Ended April 30, 2022

Operating Expenses

During the year ended April 30, 2023, our total operating expenses included general and administrative expenses of $347,174 as compared to $284,354 during the year ended April 30, 2022. The increase was primarily associated with the increase in officer compensation which was offset by a decrease in professional fees.

Liquidity and Capital Resources

Our audited financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of negative working capital and expects to continue to report negative cash flows from operations and a net loss. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to generate revenue, improve cash flows from operations and seek additional funding through equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

As of April 30, 2023, we had cash of $1,829 and we had a working capital deficit of $269,880. We have financed our cash requirements from the sale of common stock. During the year ended April 30, 2023, we received $92,138 from the sale of common stock.

We will need to raise additional capital in order to meet our obligations and execute our business plan. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $198,473 and $285,354 for the years ended April 30, 2023 and 2022, respectively, and mainly included payments made for officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $92,438 and $322,531 for the years ended April 30, 2023 and 2022, respectively. During the year ended April 30, 2023, we received net proceeds of $92,138 from the issuance of common stock, advances from related party of $5,050, which were offset with repayments of advances to related party of $4,750. During the year ended April 30, 2022, we received net proceeds of 324,500 from the issuance of common stock, which were offset with repayments of advances to related party of $1,969.

Contractual Obligations

As of April 30, 2023, we did not have any material capital commitments.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Mass Megawatts Wind Power, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mass Megawatts Wind Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mass Megawatts Wind Power, Inc. (the “Company”) as of April 30, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

July 25, 2023

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

July 28, 2022

Mass Megawatts Wind Power, Inc.

Balance Sheets

	April 30, 2023	April 30, 2022

ASSETS
Current assets:
Cash	$1,829	$107,864
Deposits and other current assets	1,000	1,000
Total current assets	2,829	108,864

Total assets	$2,829	$108,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$117,315	$99,508
Deferred revenue	27,100	27,100
Advances - related party	2,294	-
Due to officer	126,000	-
Total current liabilities	272,709	126,608
Total liabilities	272,709	126,608

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 162,500,000 shares authorized, 152,289,579 and 138,364,579 shares issued and outstanding, respectively	8,622,863	8,527,825
Additional paid in capital	1,569	1,569
Accumulated deficit	(8,894,312)	(8,547,138)
Total stockholders’ deficit	(269,880)	(17,744)
Total liabilities and stockholders’ deficit	$2,829	$108,864

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the years ended April 30, 2023 and 2022

	April 30, 2023	April 30, 2022

Operating expenses:
General and administrative	$347,174	$285,354

Total operating expenses	(347,174)	(285,354)

Net loss	$(347,174)	$(285,354)

Loss per share - basic	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	143,209,634	134,061,145
Weighted average shares outstanding - diluted	143,209,634	134,061,145

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended April 30, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, April 30, 2021	128,964,579	$8,203,325	$1,569	$(8,261,784)	$(56,890)
Common shares for cash	8,800,000	324,500	-	-	324,500
Net loss	-	-	-	(285,354)	(285,354)
Balance, April 30, 2022	137,764,579	8,527,825	1,569	(8,547,138)	(17,744)
Common shares for cash	14,425,000	92,138	-	-	92,138
Common shares for services	100,000	2,900	-	-	2,900
Net loss	-	-	-	(347,174)	(347,174)
Balance, April 30, 2023	152,289,579	$8,622,863	$1,569	$(8,894,312)	$(269,880)

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the years ended April 30, 2023 and 2022

	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,174)	$(285,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,900	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,813	-
Advances - related party	3,988	-
Due to officer	126,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(198,473)	(285,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	5,050	-
Repayment of advances - related party	(4,750)	(1,969)
Proceeds from sale of common shares	92,138	324,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	92,438	322,531

NET CHANGE IN CASH	(106,035)	37,177
Cash, beginning of period	107,864	70,687
Cash, end of period	$1,829	$107,864

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expense paid on the Company’s behalf	$1,994	$-

The accompanying notes are an integral part of these audited financial statements.

Mass Megawatts Wind Power, Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2023 and 2022

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended April 30, 2023 and 2022, reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the years ended April 30, 2023 and 2022.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of negative working capital and expects to continue to report negative cash flows from operations and a net loss. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to generate revenue, improve cash flows from operations and seek additional funding through equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

Note 4. Related Party Transactions

During the years ended April 30, 2023 and 2022, the Company paid the President $41,250 and $60,000 and accrued $126,000 and $0 for services, respectively. During the year ended April 30, 2023, the President of the Company advanced $5,050, paid $1,994 of expenses on the Company’s behalf and was repaid $4,750. The advances are unsecured, non-interest bearing and is payable on demand. As of April 30,2023 and 2022, the advances, related party balance was $2,294 and $0, respectively.

Note 5. Equity

2023

On October 20, 2022, the Company filed articles of amendment to increase its authorized common shares to 160,000,000 with no par value. On April 11, 2023, the Company filed articles of amendment to increase its authorized common shares to 162,000,000 with no par value. On April 24, 2023, the Company filed articles of amendment to increase its authorized common shares to 162,500,000 with no par value.

During the year ended April 30, 2023, the Company sold 14,425,000 shares of common stock and received proceeds of $92,138.

During the year ended April 30, 2023, the Company issued 100,000 shares of common stock for services with a value of $2,900.

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

Note 6. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended April 30, 2023	Year Ended April 30, 2022
Income tax benefit computed at the statutory rate	$72,000	$60,000
Change in valuation allowance	(72,000)	(60,000)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of April 30, 2023	As of April 30, 2022
Deferred income tax assets
Net operating losses	$208,000	$136,000
Valuation allowance	(208,000)	(136,000)
Net deferred income tax assets	$-	$-

The Company has an operating loss carry forward of approximately $993,000.

Note 7. Subsequent Events

On June 2, 2023, the Company issued a convertible note to the President in the principal amount of $126,000 for services rendered during the fiscal year ended April 30, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0063.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of April 30, 2023 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name:	Age:	Position:

Jonathan Ricker	62	Chairman, Chief Executive Officer
Mark Vartanian	59	Chief Operating Officer
Michael A. Cook	62	Project Finance Manager
Thomas M. Dill	54	Consulting Director of Distribution
Gary Bedell	66	Director
Debra Kasputis	59	Director

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

Mark Vartanian, serves as Chief Operating Officer

Mark Vartanian has recently been appointed Chief Operating Officer after the previous COO, Gary Bedell, died. Mr. Vartanian also replaced Mr. Bedell as a Director. He operated an independent consulting company related to management and production planning since 2005. He has over 20 years of experience in management including product distribution and competitive analysis for developing optimal strategic planning of production infrastructure logistics and marketing options. Mr. Vartanian has been involved with the planning, development, and contracting with several projects which adds to his qualifications.

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

DIRECTORS

There are presently three Directors of the Company, two are inside directors, and one is considered an independent director. Jonathan Ricker and Gary Bedell are inside directors. Debra Kasputis is an independent director. Gary Bedell is the Company’s Chief Operating Officer and resides in Worcester, Ma (See Executive Officers) Debra Kasputis is a business consultant and resides in Southbridge, MA

Ms. Kasputis has been a Director of Mass Megawatts Wind Power, Inc. since 2008. She is currently a management consultant for food services businesses with her own self-employed business (D K and Company) since 2020. Between 2011 and early 2020, she was employed at Southbridge Food Distribution Services as an administrator. She has over twenty years of experience of administrative oversight for the operational side of small businesses. Her experience toward overseeing field operations is important to avoid cost overruns which are more challenging than production procedures inside a manufacturing facility. The ability to have a more defined cost at the location of the units being constructed is a challenge and cannot be entirely avoided. The control of a cost per unit in a defined factory procedure can be achieved easier. It is important to avoid increased uncertainty of construction cost overruns at the construction sites by having more of the production procedure in a defined production facility before any nearly completed product is brought to the construction site.

Jonathan Ricker Chairman and Chief Executive Officer of Mass Megawatts resides in Shrewsbury, MA (See Executive Officers.)

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors) discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

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

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary,100 Boston Turnpike, Suite J9B#290, Shrewsbury, MA 01545, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

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

Director Independence

Our common stock is currently quoted on the OTC Pink maintained by OTC Markets. The OTC Market does not require us to have independent members of our Board of Directors.

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

Board of Directors Meetings

During the year ending April 30, 2023, the Board held no formal meetings, but did take several actions via consents to action without meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company does not have a profit sharing or incentive plan. During the years ended April 30, 2023 and 2022, the Company paid the Chief Executive Officer $41,250 and $60,000, respectively. None of the executive officers or directors received compensation during the years ended April 30, 2023 and 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 30,2023, relating to the beneficial ownership of the common stock by all persons known by the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company. No director, director nominee or executive officer other than Mr. Ricker owns any shares of the common capital stock. There were 152,289,579 shares issued and outstanding as of April 30, 2023.

Title of Class	Name and Address	Amount and Nature
Percent of Class	Of Beneficial Owner	of Ownership

Common Stock	Jonathan Ricker	51,902,635
34.1%	100 Boston Turnpike
	Shrewsbury, MA 01545

Common Stock	All officers and directors as	51,902,635

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

During the years ended April 30, 2023 and 2022, the Company paid the President $41,250 and $60,000, respectively, for services. During the year ended April 30, 2023, the President of the Company advanced $5,050, paid $1,994 of expenses on the Company’s behalf and was repaid $4,750. As of April 30,2023 and 2022, the advances, related party balance was $2,294 and $0, respectively.

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

Our independent public accounting firm is B F Borgers CPA PC PCAOB Auditor ID #5041, LP.

Our sole director approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, B F Borgers CPA PC, LP and L&L CPAs, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended April 30, 2023 and 2022, were:

	2023	2022
L&L CPAs, LP	$-	$10,000
B F Borgers CPA PC	$8,000	-

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

The Board of Directors has considered the nature and amount of fees billed by B F Borgers CPA PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining B F Borgers CPA PC’s independence.

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

MASS MEGWATTS WIND POWER, INC.

Date: July 25, 2023	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Jonathan C. Ricker	Chief Executive Officer and President	July 25, 2023
	Jonathan C. Ricker	(Principal Executive Officer and Principal Financial/ Accounting Officer) and Sole Director

