Form 10-Q
period 2023-07-31
MASS MEGAWATTS WIND POWER INC
filed 2023-09-08
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of the registrant’s common stock, no par value, as of September 1, 2023, was 163,964,579.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mass Megawatts Wind Power, Inc.

Balance Sheets

(Unaudited)

	July 31, 2023	April 30, 2023

ASSETS
Current assets:
Cash	$112	$1,829
Deposits and other current assets	1,000	1,000
Total current assets	1,112	2,829

Total assets	$1,112	$2,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$120,387	$117,315
Deferred revenue	27,100	27,100
Advances - related party	-	2,294
Due to officer	31,500	126,000
Derivative Liability	198,349	-
Convertible debt, related party, net of discount	20,367	-
Total current liabilities	397,703	272,709
Total liabilities	397,703	272,709

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 167,500,000 shares authorized, 161,464,579 and 152,289,579 shares issued and outstanding, respectively	8,686,363	8,622,863
Additional paid in capital	1,569	1,569
Accumulated deficit	(9,084,523)	(8,894,312)
Total stockholders’ deficit	(396,591)	(269,880)
Total liabilities and stockholders’ deficit	$1,112	$2,829

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the three months ended July 31, 2023 and 2022

(Unaudited)

	July 31, 2023	July 31, 2022

Operating expenses:
General and administrative	$97,485	$91,842
Total operating expenses	(97,485)	(91,842)

Other expenses:
Interest expense	(20,377)	-
Loss on change in derivative liability	(72,349)	-
Total other expenses	(92,726)	-

Net loss	$(190,211)	$(91,842)

Loss per share - basic	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	155,812,949	137,764,579
Weighted average shares outstanding - diluted	155,812,949	137,654,579

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the three months ended July 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, April 30, 2023	152,289,579	$8,622,863	$1,569	$(8,894,312)	$(269,880)
Common shares for cash	9,175,000	63,500	-	-	63,500
Net loss	-	-	-	(190,211)	(190,211)
Balance, July 31, 2023	161,464,579	$8,686,363	$1,569	$(9,084,523)	$(396,591)

Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)
Net loss	-	-	-	(91,842)	(91,842)
Balance, July 31, 2022	137,764,579	$8,527,825	$1,569	$(8,638,980)	$(109,586)

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the three months ended July 31, 2023 and 2022

(Unaudited)

	July 31, 2023	July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(190,211)	$(91,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	20,367	-
Loss on change in derivative liability	72,349	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,072	11,317
Due to officer	31,500	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(62,923)	(80,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances - related party	(2,294)	-
Proceeds from sale of common shares	63,500	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	61,206	-

NET CHANGE IN CASH	(1,717)	(80,525)
Cash, beginning of period	1,829	107,864
Cash, end of period	$112	$27,339

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Convertible note issued for accrued compensation	$126,000	$-

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Mass Megawatts have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2023 filing. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2023, have been omitted.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $7,206 and $28,171 for the three months ended July 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

During the three months ended July 31, 2023, the Company paid the President $13,616 and accrued $31,500 for services. During the three months ended July 31, 2022, the Company paid the President $20,000 for services.

On June 2, 2023, the Company issued a convertible note to the President in the principal amount of $126,000 for services rendered during the fiscal year ended April 30, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0063. Due to the possibility of insufficient shares available at conversion to settle the convertible note, the convertible note was treated as a derivative. The day one derivative liability was $149,201, of which $23,201 was recorded as a day one loss on the derivative liability and an additional $126,000 was recorded as a discount on the convertible note payable. The debt discount will be amortized over one year. As of July 31, 2023, the convertible balance, net of unamortized discount of $105,633, was $20,367.

As of July 31, 2023, the total derivative liability on the above note was adjusted to a fair value of $198,349. During the three months ended July 31, 2023. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following range of assumptions during the period: fair value of stock $0.0105 - $0.0134, volatility of 164.29% - 170.66%, expected term of 1 year, risk-free rate of 5.22% - 5.37% and a dividend yield of 0%.

Note 5. Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 – Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of July 31, 2023 and April 30, 2023:

	Level 1	Level 2	Level 3	Fair value at July 31, 2023
Liabilities:
Derivative liability	$–	$–	$198,349	$198,349

	Level 1	Level 2	Level 3	Fair value at April 30, 2023
Liabilities:
Derivative liability	$–	$–	$–	$–

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended July 31, 2023:

Fair value as of April 30, 2023	$–
Fair value on the date of issuance recorded as a debt discount	126,000
Loss on change in fair value of derivatives	72,349
Fair value as of July 31, 2023	$198,349

Note 5. Equity

On July 6, 2023, the Company filed articles of amendment to increase its authorized common shares to 167,500,000 with no par value.

During the three months ended July 31, 2023, the Company sold 9,175,000 shares of common stock and received proceeds of $63,500.

Note 6. Subsequent Events

On August 3, 2023, the Company sold 2,500,000 shares of common stock and received proceeds of $20,000.

On August 10, 2023, the Company issued a convertible note to the President in the principal amount of $31,500 for services rendered during the fiscal quarter ended July 31, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0072.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on July 29, 2022 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three months ended July 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

We had a working capital deficit of $394,066 as of July 31, 2023. With our current cash on hand and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

We had operating expenses consisting solely of general and administrative expenses of $97,485 for the three months ended July 31, 2023, compared to operating expenses consisting solely of general and administrative expenses of $91,842 for the three months ended July 31, 2022.

We had net loss of $190,211 for the three months ended July 31, 2023, compared to a net loss of $91,842 for the three months ended July 31, 2022, an increase in net loss of $98,369 or 107%, due primarily to the recognition of loss on change on derivative liability of $72,349 and amortization of debt discount of $20,367.

Liquidity and Capital Resources

We had total assets of $1,112 as of July 31, 2023, consisting of total current assets of $1,112, which included cash of $112, deposit of $1,000.

We had total liabilities of $397,703 as of July 31, 2023, which included current liabilities of $397,703, including accounts payable and accrued liabilities of $120,387, deferred revenue of $27,100, due to officer party of $31,500, derivative liability of $198,349 and convertible debt, related party, net of $20,367.

We had a working capital deficit of $396,591 as of July 31, 2023, compared to a working capital deficit of $269,880 as of July 31, 2023.

We had $62,923 of net cash used in operating activities for the three months ended July 31, 2023, as compared to $80,525 of net cash provided by operating activities for the three months ended July 31, 2022.

We had $61,206 of cash provided by financing activities for the three months ended July 31, 2023, as compared to $0 of cash provided by financing activities for the three months ended July 31, 2022, which were due to proceeds from sale of common shares.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Financial Statements in Part II, Item 8, of the April 30, 2023 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2023, the Company sold 600,000 shares of common stock and received proceeds of $3,000.

On June 6, 2023, the Company sold 400,000 shares of common stock and received proceeds of $2,000.

On June 21, 2023, the Company sold 1,000,000 shares of common stock and received proceeds of $5,000.

On June 26, 2023, the Company sold 5,000,000 shares of common stock and received proceeds of $40,000.

On June 29, 2023, the Company sold 250,000 shares of common stock and received proceeds of $2,000.

On July 13, 2023, the Company sold 625,000 shares of common stock and received proceeds of $5,000.

On July 18, 2023, the Company sold 700,000 shares of common stock and received proceeds of $3,500.

On July 20, 2023, the Company sold 600,000 shares of common stock and received proceeds of $3,000.

On August 3, 2023, the Company sold 2,500,000 shares of common stock and received proceeds of $20,000.

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

MASS MEGWATTS WIND POWER, INC.

Date: September 8, 2023	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

