Form 10-Q
period 2024-01-31
MASS MEGAWATTS WIND POWER INC
filed 2024-03-14
CIK 1117228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

The number of shares outstanding of the registrant’s common stock, no par value, as of March 14, 2024, was 172,214,579.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mass Megawatts Wind Power, Inc.

Balance Sheets

(Unaudited)

	January 31, 2024	April 30, 2023

ASSETS
Current assets:
Cash	$2,245	$1,829
Deposits and other current assets	1,000	1,000
Total current assets	3,245	2,829
Total assets	$3,245	$2,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$123,035	$117,315
Deferred revenue	27,100	27,100
Advances - related party	550	2,294
Due to officer	31,500	126,000
Derivative Liability	127,613	-
Convertible debt, related party, net of discount	106,754	-
Total current liabilities	416,552	272,709
Total liabilities	416,552	272,709

STOCKHOLDERS’ DEFICIT
Common stock, no par value, 172,500,000 shares authorized, 172,214,579 and 152,289,579 shares issued and outstanding, respectively	8,737,238	8,622,863
Additional paid in capital	1,569	1,569
Accumulated deficit	(9,152,114)	(8,894,312)
Total stockholders’ deficit	(413,307)	(269,880)
Total liabilities and stockholders’ deficit	$3,245	$2,829

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Operations

For the three and nine months ended January 31, 2024 and 2023

(Unaudited)

	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

Operating expenses:
General and administrative	$46,858	$38,415	$211,416	$187,742
Total operating expenses	(46,858)	(38,415)	(211,416)	(187,742)

Other expenses:
Interest expense	(48,305)	-	(107,773)	-
Gain on change in derivative liability	46,311	-	61,387	-
Total other expenses	(1,994)	-	(46,386)	-

Net loss	$(48,852)	$(38,415)	$(257,802)	$(187,742)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	167,974,362	145,214,304	162,965,122	140,963,943
Weighted average shares outstanding - diluted	172,214,579	145,214,304	162,965,122	140,963,943

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Changes in Stockholders’ Deficit

For the nine months ended January 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, April 30, 2023	152,289,579	$8,622,863	$1,569	$(8,894,312)	$(269,880)
Common shares for cash	9,175,000	63,500	-	-	63,500
Net loss	-	-	-	(190,211)	(190,211)
Balance, July 31, 2023	161,464,579	8,686,363	1,569	(9,084,523)	(396,591)
Common shares for cash	4,500,000	30,000	-	-	30,000
Net loss	-	-	-	(18,739)	(18,739)
Balance, October 31, 2023	165,964,579	8,716,363	1,569	(9,103,262)	(385,330)
Common shares for cash	6,250,000	20,875	-	-	20,875
Net loss	-	-	-	(48,852)	(48,852)
Balance, January 31, 2024	172,214,579	$8,737,238	$1,569	$(9,152,114)	$(413,307)

Balance, April 30, 2022	137,764,579	$8,527,825	$1,569	$(8,547,138)	$(17,744)
Net loss	-	-	-	(91,842)	(91,842)
Balance, July 31, 2022	137,764,579	8,527,825	1,569	(8,638,980)	(109,586)
Common shares for cash	5,600,000	44,250	-	-	44,250
Common shares for service	100,000	2,900	-	-	2,900
Net loss	-	-	-	(57,485)	(57,485)
Balance, October 31, 2022	143,464,579	8,574,975	1,569	(8,696,465)	(119,921)
Common shares for cash	5,675,000	30,588	-	-	30,588
Net loss	-	-	-	(38,415)	(38,415)
Balance, January 31, 2023	149,139,579	$8,605,563	$1,569	$(8,734,880)	$(127,748)

The accompanying notes are an integral part of these unaudited financial statements.

Mass Megawatts Wind Power, Inc.

Statements of Cash Flows

For the nine months ended January 31, 2024 and 2023

(Unaudited)

	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(257,802)	$(187,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	2,900
Amortization of debt discount	106,754	-
Gain on change in derivative liability	(61,387)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,820	10,522
Advances - related party	(2,294)	1,994
Due to officer	94,500	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(114,409)	(172,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances - related party	3,080	-
Repayment of advances - related party	(2,630)	-
Proceeds from sale of common shares	114,375	74,838

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	114,825	74,838

NET CHANGE IN CASH	416	(97,488)
Cash, beginning of period	1,829	107,864
Cash, end of period	$2,245	$10,376

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Convertible notes issued for accrued compensation	$189,000	$-
Expenses paid on the Company’s behalf	$100	$-

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $16,392 and $65,005 for the nine months ended January 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Due to officer

During the nine months ended January 31, 2024, the Company accrued $94,500 and issued convertible notes of $189,000 for services provided by the President. During the nine months ended January 31, 2024 and 2023, the Company paid the President $23,466 and $38,750, respectively, for services. As of January 31, 2024 and April 30, 2023, the balance due to officer was $31,500 and $126,000, respectively.

Advances

During the nine months ended January 31, 2024, the President of the Company advanced $3,080 in cash to the Company and was repaid $2,630. As of January 31, 2024 and April 30, 2023, the advance balance was $550 and $2,294, respectively.

Convertible debt

On June 2, 2023, the Company issued a convertible note to the President in the principal amount of $126,000 for services rendered during the fiscal year ended April 30, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0063. Due to the possibility of insufficient shares available at conversion to settle the convertible note, the convertible note was treated as a derivative. The day one derivative liability was $149,201, of which $23,201 was recorded as a day one loss on the derivative liability and $126,000 was recorded as a discount on the convertible note payable. The debt discount will be amortized over one year. During the nine months ended January 31, 2024, the Company amortized $83,885 of debt discount. As of January 31, 2024, the convertible balance, net of unamortized discount of $42,115, was $83,885.

On August 10, 2023, the Company issued a convertible note to the President in the principal amount of $31,500 for services rendered during the fiscal quarter ended July 31, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0072. Due to the possibility of insufficient shares available at conversion to settle the convertible note, the convertible note was treated as a derivative. The day one derivative liability was $36,498, of which $4,498 was recorded as a day one loss on the derivative liability and $31,500 was recorded as a discount on the convertible note payable. The debt discount will be amortized over one year. During the nine months ended January 31, 2024, the Company amortized $15,016 of debt discount. As of January 31, 2024, the convertible balance, net of unamortized discount of $16,484, was $15,016.

On November 1, 2023, the Company issued a convertible note to the President in the principal amount of $31,500 for services rendered during the fiscal quarter ended October 31, 2023. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0042. Due to the possibility of insufficient shares available at conversion to settle the convertible note, the convertible note was treated as a derivative. The day one derivative liability was $34,068, of which $2,568 was recorded as a day one loss on the derivative liability and $31,500 was recorded as a discount on the convertible note payable. The debt discount will be amortized over one year. During the nine months ended January 31, 2024, the Company amortized $7,853 of debt discount. As of January 31, 2024, the convertible balance, net of unamortized discount of $23,647, was $7,853.

As of January 31, 2024, the total derivative liability on the above note was adjusted to a fair value of $127,613. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following range of assumptions during the period: fair value of stock $0.0065 - $0.0134, volatility of 162.96% - 170.66%, expected term of 1 year, risk-free rate of 4.73 - 5.44% and a dividend yield of 0%.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of January 31, 2024 and April 30, 2023:

	Level 1	Level 2	Level 3	Fair value at January 31, 2024
Liabilities:
Derivative liability	$–	$–	$127,613	$127,613

	Level 1	Level 2	Level 3	Fair value at April 30, 2023
Liabilities:
Derivative liability	$–	$–	$–	$–

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended January 31, 2024:

Fair value as of April 30, 2023	$–
Fair value on the date of issuance recorded as a debt discount	189,000
Gain on change in fair value of derivatives	(61,387)
Fair value as of January 31, 2024	$127,613

Note 6. Equity

On January 31, 2024, the Company filed articles of amendment to increase its authorized common shares from 167,500,000 to 172,500,000 with no par value.

During the nine months ended January 31, 2024, the Company sold 19,925,000 shares of common stock and received proceeds of $114,375.

Note 7. Subsequent Events

On February 5, 2024, the Company issued a convertible note to the President in the principal amount of $31,500 for services rendered during the fiscal quarter ended January 31, 2024. At the option of the noteholders, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.0040.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended January 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

We had a working capital deficit of $413,307 as of January 31, 2024. With our current cash on hand and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

We had operating expenses consisting solely of general and administrative expenses of $46,858 for the three months ended January 31, 2024, compared to operating expenses consisting solely of general and administrative expenses of $38,415 for the three months ended January 31, 2023.

We had net loss of $48,852 for the three months ended January 31, 2024, compared to a net loss of $38,415 for the three months ended January 31, 2023, a decrease in net loss of $10,437 or 27%, due primarily to the recognition of gain on change on derivative liability of $46,311 and amortization of debt discount of $48,305.

For the Nine Months Ended January 31, 2024 Compared to the Nine Months Ended January 31, 2023

We had operating expenses consisting solely of general and administrative expenses of $211,416 for the nine months ended January 31, 2024, compared to operating expenses consisting solely of general and administrative expenses of $187,742 for the nine months ended January 31, 2023.

We had net loss of $257,802 for the nine months ended January 31, 2024, compared to a net loss of $187,742 for the nine months ended January 31, 2023, an increase in net loss of $70,060 or 37%, due primarily to the recognition of gain on change on derivative liability of $61,387 and amortization of debt discount of $107,773.

Liquidity and Capital Resources

We had total assets of $3,245 as of January 31, 2024, consisting of total current assets of $3,245, which included cash of $2,245, deposit of $1,000.

We had total liabilities of $416,552 as of January 31, 2024, which included current liabilities of $416,552, including accounts payable and accrued liabilities of $123,035, deferred revenue of $27,100, advances from related party of $550, due to officer party of $31,500, derivative liability of $127,613 and convertible debt, related party, net of $106,754.

We had a working capital deficit of $413,307 as of January 31, 2024, compared to a working capital deficit of $269,880 as of April 30, 2023.

We had $114,409 of net cash used in operating activities for the nine months ended January 31, 2024, as compared to $172,326 of net cash provided by operating activities for the nine months ended January 31, 2023.

We had $114,825 of cash provided by financing activities for the nine months ended January 31, 2024, as compared to $74,838 of cash provided by financing activities for the nine months ended January 31, 2023, which were primarily due to proceeds from sale of common shares.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2023, the Company sold 2,200,000 shares of common stock and received proceeds of $7,700.

On December 21, 2023, the Company sold 900,000 shares of common stock and received proceeds of $3,150.

On January 19, 2024, the Company sold 1,150,000 shares of common stock and received proceeds of $4,025.

On January 31, 2024, the Company sold 2,000,000 shares of common stock and received proceeds of $6,000.

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

MASS MEGWATTS WIND POWER, INC.

Date: March 14, 2024	By:	/s/ Jonathan C. Ricker
Jonathan C. Ricker
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

